Form 10QSB
period 2006-01-31
BOULDER CREEK EXPLORATIONS, INC.
filed 2006-03-14
CIK 1310685

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Period ended January 31, 2006
                             Commission File Number:

                        Boulder Creek Explorations, Inc.
                        --------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

       Nevada                         1081                       -
----------------------    ---------------------------     ------------------
State of Incorporation    Primary Standard Industrial      I.R.S. Employer
                           Classification Code Number     Identification No.

   BOULDER CREEK EXPLORATIONS, INC.       NEVADA STATE CORPORATE NETWORK, INC.
         1450 Sasamat Street               2764 Lake Sahara Drive, Suite 111
     Vancouver, BC Canada V6R4G4                Las Vegas, Nevada 89117
           (604) 719-8658                           (702) 851-1348
     (Address and telephone of            (Name, address and telephone number
    registrant's executive office)                of agent for service)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 6, 2006, the registrant had 9,040,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited...................................  3
          Balance Sheets ..................................................  4
          Interim Statements of Operations ................................  5
          Interim Statement of Stockholders' Equity .......................  6
          Interim Statements of Cash Flows ................................  7
          Interim Notes to Financial Statements ...........................  8

Item 2. Plan of Operations ................................................ 12

Item 3. Controls and Procedures ........................................... 13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 13
Item 2. Changes in Securities and Use of Proceeds ......................... 13
Item 3. Defaults Upon Senior Securities ................................... 13
Item 4. Submission of Matters to a Vote of Security Holders ............... 13
Item 5. Other Information ................................................. 13
Item 6. Exhibit and Reports on Form 8-K ................................... 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)








                        BOULDER CREEK EXPLORATIONS, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                JANUARY 31, 2006
                                   (unaudited)





BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDER'S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

INTERIM NOTES TO FINANCIAL STATEMENTS

                           BOULDER CREEK EXPLORATIONS
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                        January 31,  October 31,
                                                           2006         2005
--------------------------------------------------------------------------------



CURRENT ASSETS
  Cash                                                   $  2,016      $  3,506
--------------------------------------------------------------------------------

FIXED ASSETS (net of depreciation)                          1,020         1,080
--------------------------------------------------------------------------------

TOTAL ASSETS                                             $  3,036      $  4,586
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $  4,500      $  2,500
  Due to related party (Note 5)                             3,000         3,000
--------------------------------------------------------------------------------

                                                            7,500         5,500
--------------------------------------------------------------------------------

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common  stock, 75,000,000 shares authorized with
$0.001 par value
 Issued and outstanding
  9,040,000 common shares (October 31, 2005
  - 9,040,000                                               9,040         9,040
  Additional paid-in-capital                               13,260        13,260
  Deficit accumulated during exploration stage            (26,764)      (23,214)
--------------------------------------------------------------------------------

                                                           (4,464)         (914)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  3,036      $  4,586
================================================================================






                           Sole Director
----------------------------------------








                  The accompanying notes are an integral part
                     of these Interim financial statements.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)


                              For the three    For the three
                              month period     month period      June 7, 2004
                              ended            ended             (inception) to
                              January 31,      January 31,       January 31,
                              2006             2005              2006
--------------------------------------------------------------------------------


GENERAL AND ADMINISTRATIVE
 EXPENSES

  Mining property costs        $         -      $         -      $     5,536
  Office and general                   180               50            1,667
  Professional fees                  3,000            1,235           16,219
  Regulatory and filing fees           370            1,144            3,342
--------------------------------------------------------------------------------

                                     3,550            2,429           26,764
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD        $    (3,550)     $    (2,429)     $   (26,764)
================================================================================




BASIC LOSS PER COMMON SHARE    $     (0.00)     $     (0.00)     $     (0.00)
================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING      9,040,000        9,040,000        7,490,547
================================================================================







                  The accompanying notes are an integral part
                     of these Interim financial statements.


                                     BOULDER CREEK EXPLORATIONS, INC.
                                      (An Exploration Stage Company)

                                 INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JANUARY 31, 2006
                                                (unaudited)

                                                                            Deficit
                                        Common Stock                       Accumulated
                                  -----------------------     Additional     During
                                  Number of                     Paid in    Exploration   Stockholders'
                                   Shares          Amount       Capital       Stage         Equity
---------------------------------------------------------------------------------------------------------
Balance, June 7, 2004                     -        $    -       $     -     $       -      $       -

Common stock issued for
  cash at $0.001 per
  share, to the sole
  director and president
  September, 2004                 7,000,000         7,000             -             -          7,000

Common stock issued for
  cash at $0.0075 per
  share on
  September 23, 2004              1,760,000         1,760        11,440             -         13,200

Common stock issued for
  cash at $0.0075 per
  share on
  October 15, 2004                  280,000           280         1,820             -          2,100

Net loss for the period
  June 7, 2004 (inception)
  to
  October 31, 2004                        -             -             -        (6,194)        (6,194)
----------------------------------------------------------------------------------------------------------

Balance, October 31, 2004         9,040,000         9,040        13,260        (6,194)        16,106
----------------------------------------------------------------------------------------------------------

Net loss for the year ended
  October 31, 2005                        -             -             -       (17,020)       (17,020)
----------------------------------------------------------------------------------------------------------

Balance, October 31, 2005         9,040,000         9,040        13,260       (23,214)          (914)
----------------------------------------------------------------------------------------------------------

Net loss for the period ended
  January 31, 2006                        -             -             -        (3,550)        (3,550)
----------------------------------------------------------------------------------------------------------

Balance, January 31, 2006         9,040,000     $   9,040     $  13,260     $ (26,764)     $  (4,464)
==========================================================================================================




                                The accompanying notes are an integral part
                                  of these Interim financial statements.


                                                    6

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                      For the three  For the three  June 7, 2004
                                      month period   month period    (inception)
                                         ended           ended           to
                                       January 31,     January 31,   January 31,
                                          2006            2005           2006
--------------------------------------------------------------------------------


CASH FLOWS USED IN OPERATING
 ACTIVITIES
  Net loss for the period               $ (3,550)      $ (2,429)      $(26,764)
  Adjustment to reconcile net loss
   to net cash from operating
   activities:
     - depreciation                           60              -            180
     - accounts payable and accrued
       liabilities                         2,000         (3,000)         4,500
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING
 ACTIVITIES                               (1,490)        (5,429)       (22,084)
--------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING
 ACTIVITY
  Acquisition of fixed assets                  -              -         (1,200)
--------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING
 ACTIVITY                                      -              -         (1,200)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock             -              -         22,300
  Related party advances                       -              -          3,000
--------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                    -              -         25,300
--------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH               (1,490)        (5,429)         2,016

CASH, BEGINNING OF PERIOD                  3,506         19,106              -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                     $  2,016       $ 13,677       $  2,016
================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest               $      -       $     -        $    -
   Cash paid for income taxes           $      -       $     -        $    -
   Common stock issued for
     acquisition of mineral property    $      -       $     -        $    -



                  The accompanying notes are an integral part
                     of these Interim financial statements.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                JANUARY 31, 2006
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Boulder Creek Explorations, Inc. (the "Company") is an exploration stage company that was organized to engage in the business of natural resource exploration in the Province of British Columbia, Canada.

Going concern
The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended January 31, 2006 in the amount of $26,764. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Private Placement. As of January 31, 2006 the Company had issued 9,040,000 shares of common stock in the capital of the Company and had received proceeds of $22,300.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company's Form SB-2A filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form SB-2A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization
The Company was incorporated on June 7, 2004 in the State of Nevada. The Company's fiscal year end is October 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Exploration stage company
The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards No. 7.

Natural resource properties
Natural resource properties consist of exploration and mining concessions, options and contracts. Acquisitions, leasehold costs and exploration costs are expensed as incurred until an independent feasibility study has determined that the property is capable of economic commercial production.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Financial Instruments
All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                JANUARY 31, 2006
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2005 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation", as issued by the Financial Accounting Standards Board ("FASB"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", encourages the use of the fair value based method of accounting for stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or fair value of a company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

The Company has elected to follow APB 25 and provide the pro forma disclosures required under SFAS 123 with respect to stock options granted to employees. The Company will provide pro-forma information and expense information, respectively, as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To January 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                JANUARY 31, 2006
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

In November 2002, the EITF reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This consensus addresses issues related to separating and allocating value to the individual elements of a single customer arrangement involving obligations regarding multiple products, services, or rights which may be fulfilled at different points in time or over different periods of time. EITF 00-21 guidance is applicable for arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT
--------------------------------------------------------------------------------

The Company has acquired through its President, an option to purchase a 100% undivided interest in two mining claims in the Lillooet Mining Division of British Columbia, Canada. The claims are named TIM and PUN and comprise of 36 claims.

Under the claim agreement (amended September 8, 2005), annual payments of $25,000 commencing January 1, 2008 are required as long as an interest is held in the claims, and minimum exploration expenditures of $15,000 and $40,000 are required on or before March 31, 2006 and 2007.

In March 2005 the Company paid $3,306 to the British Columbia Ministry of Mines for a one year renewal on the Company's mineral claims.


NOTE 4 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

As at January 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 10, 2004 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                JANUARY 31, 2006
--------------------------------------------------------------------------------


On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0075 per share for net cash proceeds of $13,200 to the Company.

On October 15, 2004 the Company issued 280,000 shares to one investor at $0.0075 per share for net cash proceeds of $2,100 to the Company.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company reimbursed the sole director and President, $120 (January, 2005 - $190) for office expenses paid on behalf of the Company during the period ended January 31, 2006.

The Company entered into an option agreement to purchase mining claims (note 3), the annual payments will be made to the sole director and President.

Boulder Creek Explorations, Inc. owes the sole director and President of the Company $3,000. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.


NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted the FASB No. 109 for reporting purposes. As of January 31, 2006, the Company had net operating loss carry forwards of approximately $23,214 that may be available to reduce future years' taxable income and will expire in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.


NOTE 7 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

As of March 6, 2006 the Company had received subscription agreements from several investors representing the sale of 160,000 common shares of the Company's stock at $0.05 per share, for cash proceeds to the Company of $8,000. As of this date, the shares have not been issued to the individual shareholders.











THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Plan of Operations

The Company plans to explore for zinc, copper, silver, and gold specifically in Western Canada. The Company cannot provide any assurance or guarantee that any of these minerals will ever be found by the Company through its planned exploration on the claims it currently controls or on other properties it may acquire in the future. The current claims controlled by the Company are both located within the Lillooet Mining Division of the Ministry of Sustainable Resource Management in British Columbia Canada. Both the Pun and Tim claims are four post claims, and they both consist of 18 units (one unit represent 25 hectares). The claims are identified as follows:

  Tenure Number        Claim Name       Issue Date           Tag Number
  -------------        ----------       -------------        ----------
  409538               Pun              April 8, 2004        233318
  409539               Tim              April 8, 2004        233317

In order for the Company to maintain control of the above Claims it must comply with Option Agreement entered into on August 27, 2004 (amended on September
2005) with its sole officer and director, Puneet Sharan whereby Mr. Sharan gives and grants to the Company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Sharan in and to the Claims for $1 subject to consideration of the following

     (a) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $15,000 on or before March 31, 2006;

     (b) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a further $40,000 (for aggregate minimum exploration expenses of $55,000) on or before March 31, 2007; and

     (c) Upon exercise of the Option, BCEI agrees to pay Vendor, commencing January 1, 2009, the sum of $25,000 per annum for so long as BCEI, or its permitted assigns, holds any interest in the Claims.

To date, we have not performed any work on the claim nor have we spent any money on research and development activities. We cannot provide any assurance whatsoever that the claims will ever be productive. The claim is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the claim. There is no guarantee or assurance the Company will be able to comply with the above requirements to maintain control of the claims. If the Company does not comply it would be required to renegotiate with Mr. Sharan for terms favoring the Company. As of the date of this filing, no agreements or otherwise have been negotiated by the Company with Mr. Sharan, as such the Company may be at risk of losing control of the above claims.

Cash Requirements and Need for Additional Funds

As of January 31, 2006, the current cash on hand was $ 2,016.00. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDGAR filing fees. Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next ninety to one hundred and twenty days. Currently the Company is offering for sale its common shares to the public through a prospectus that was deemed effective on January 24, 2006 via Form SB-2 by the Security and Exchange

Commission. The Company hopes to raise sufficient capital to satisfy the 2006 terms of the Option Agreement, as well as have enough proceeds to maintain its status as a Reporting Company for the remaining nine months. If the Company is unable to raise the necessary funds through the offering it would have to find additional funds through loans from the officer and directors. If the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern, which would result in the complete loss of any investment made into the Company.


The Company's common stock is not listed on any exchange nor is it quoted on any public exchange or market.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There were none and there is no anticipated purchase or sale of plant or significant equipment in the next twelve months.

There are no employees of the Company, excluding the current President, Puneet Sharan, of the corporation and no changes are anticipated in the next twelve months.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.      Not applicable.
Item 2.      Not applicable.
Item 3.      Not applicable.
Item 4.      Not applicable.
Item 5.      Not applicable.
Item 6.      Not applicable.

Exhibit Number    Description
--------------    -----------

     31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Boulder Creek Explorations, Inc.

        Dated:  March 13, 2006              /s/ Puneet Sharan
                                            ----------------------
                                            Puneet Sharan
                                            Chief Executive Officer and
                                            Chief Financial Officer