Form 10QSB
period 2006-04-30
BOULDER CREEK EXPLORATIONS, INC.
filed 2006-06-14
CIK 1310685

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

                         For Period ended April 30, 2006
                             Commission File Number:

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

   BOULDER CREEK EXPLORATIONS, INC.       NEVADA STATE CORPORATE NETWORK, INC.
         1450 Sasamat Street               2764 Lake Sahara Drive, Suite 111
     Vancouver, BC Canada V6R4G4                Las Vegas, Nevada 89117
           (604) 719-8658                           (702) 851-1348
     (Address and telephone of            (Name, address and telephone number
    registrant's executive office)                of agent for service)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of June 8, 2006, the registrant had 9,710,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements - Unaudited                                     3

         Balance Sheets                                                       3

         Interim Statements of Operations                                     4

         Interim Statements of Cash Flows.                                    5

         Interim Notes to Financial Statement                                 6

Item 2.  Plan of Operations.                                                 10

Item 3.  Controls and Procedures                                             12

PART II - OTHER INFORMATION                                                  12

Item 1.  Legal Proceedings.                                                  12

Item 2.  Changes in Securities and Use of Proceeds.                          12

Item 3.  Defaults Upon Senior Securities.                                    12

Item 4.  Submission of Matters to a Vote of Security Holders.                12

Item 5.  Other Information.                                                  12

Item 6.  Exhibit and Reports on Form 8-K                                     12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                        April 30,    October 31,
                                                          2006          2005
================================================================================



CURRENT ASSETS
  Cash                                                   $ 16,302     $  3,506
--------------------------------------------------------------------------------

FIXED ASSETS (net of depreciation)                            960        1,080
--------------------------------------------------------------------------------

TOTAL ASSETS                                             $ 17,262     $  4,586
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $  2,900     $  2,500
  Due to related party (Note 5)                             3,000        3,000
--------------------------------------------------------------------------------


                                                            5,900        5,500
--------------------------------------------------------------------------------

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, 75,000,000 shares authorized
 with $0.001 par value
  Issued and outstanding
   9,040,000 common shares (October 31, 2005
   - 9,040,000)                                             9,040        9,040
   Additional paid-in-capital                              13,260       13,260
   Share Subscriptions                                     23,000            -
   Deficit accumulated during exploration stage           (33,938)     (23,214)
--------------------------------------------------------------------------------

                                                          (11,362)        (914)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 17,262     $  4,586
================================================================================




                       Sole Director
------------------------------------

              The accompanying notes are an integral part of these
                         Interim financial statements.


                                     BOULDER CREEK EXPLORATIONS, INC.
                                      (An Exploration Stage Company)

                                     INTERIM STATEMENTS OF OPERATIONS
                                               (unaudited)

                              For the three  For the three   For the six    For the six
                               month period   month period   month period   month period   June 7, 2004
                                  ended          ended          ended          ended      (inception) to
                                 April 30,      April 30,      April 30,      April 30,      April 30,
                                   2006           2005           2006           2005           2006
========================================================================================================

GENERAL AND ADMINISTRATIVE
 EXPENSES

 Mining property costs         $     3,485    $     3,306    $     3,485    $     3,306    $     9,021
 Office and general                    717            375            897            425          2,384
 Professional fees                   2,600          3,000          5,600          4,235         18,819
 Regulatory and filing fees            372            598            742          1,742          3,714
---------------------------------------------------------------------------------------------------------

                                     7,174          7,279         10,724          9,708         33,938
---------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD        $    (7,174)   $    (7,279)   $   (10,724)   $    (9,708)   $   (33,938)
=========================================================================================================




BASIC LOSS PER COMMON SHARE    $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING    9,040,000      9,040,000      9,040,000      9,040,000





                           The accompanying notes are an integral part of these
                                      Interim financial statements.


                                                    4

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                        For the six  For the six
                                       month period  month period  June 7, 2004
                                           ended        ended       (inception)
                                         April 30,    April 30,    to April 30,
                                           2006         2005           2006
================================================================================


CASH FLOWS USED IN
 OPERATING ACTIVITIES
 Net loss for the period                 $(10,724)    $ (9,708)    $ (33,938)
 Adjustment to reconcile net loss
  to net cash from operating
  activities:
 - depreciation                               120            -           240
 - accounts payable and accrued
   liabilities                                400       (3,000)        2,900
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES     (10,204)     (12,708)      (30,798)
--------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITY
 Acquisition of fixed assets                    -       (1,200)       (1,200)
--------------------------------------------------------------------------------

NET CASH FLOWS USED
 IN INVESTING ACTIVITY                          -       (1,200)       (1,200)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on sale of common stock               -            -        22,300
 Share subscriptions                       23,000            -        23,000
 Related party advances                         -            -         3,000
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                      23,000            -        48,300
--------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                12,796      (13,908)       16,302

CASH, BEGINNING OF PERIOD                   3,506       19,106             -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                      $ 16,302     $  5,198     $  16,302
================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                  $      -     $      -     $       -
 Cash paid for income taxes              $      -     $      -     $       -
 Common stock issued for acquisition
  of mineral property                    $      -     $      -     $       -



              The accompanying notes are an integral part of these
                         Interim financial statements.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                 APRIL 30, 2006
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Boulder Creek Explorations, Inc. (the "Company") is an exploration stage company that was organized to engage in the business of natural resource exploration in the Province of British Columbia, Canada.

Going concern
The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended April 30, 2006 in the amount of $33,938. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of April 30, 2006 the Company had issued 9,040,000 shares of common stock in the capital of the Company and had received proceeds of $22,300. In addition, the Company has received subscriptions for 460,000 shares at $0.05 per common share purchase for net proceeds to the Company of $23,000. Shares were issued subsequent to the period.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company's Form SB-2A filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form SB-2A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

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

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                 APRIL 30, 2006
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April 30, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                 APRIL 30, 2006
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

To April 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Under the claim agreement (amended September 8, 2005 and March 31, 2006), annual payments of $25,000 commencing January 1, 2009 are required as long as an interest is held in the claims, and minimum exploration expenditures of $15,000 and $40,000 are required on or before October 31, 2006 and 2007.


NOTE 4 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

As at April 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 10, 2004 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (unaudited)
                                 APRIL 30, 2006
================================================================================


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0075 per share for net cash proceeds of $13,200 to the Company.

On October 15, 2004 the Company issued 280,000 shares to one investor at $0.0075 per share for net cash proceeds of $2,100 to the Company.

In March and April of 2006, the Company received subscriptions for 460,000 shares at $0.05 per share from twenty-eight individuals for net proceeds to the Company of $23,000. Shares were issued subsequent to the period. The 460,000 shares are comprised of 460,000 common shares in the capital of the Company.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company reimbursed the sole director and President, $240 (April, 2005 - $300) for office expenses paid on behalf of the Company during the period ended April 30, 2006.

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


NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted the FASB No. 109 for reporting purposes. As of April 30, 2006, the Company had net operating loss carry forwards of approximately $33,938 that may be available to reduce future years' taxable income and will expire in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.


NOTE 7 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On May 15, 2006 the Company issued 210,000 common shares of the Company's stock to two investors at $0.05 per share, for net cash proceeds to the Company of $10,500.

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

The current claims controlled by the Company are both located within the Lillooet Mining Division of the Ministry of Sustainable Resource Management in British Columbia Canada. Both the Pun and Tim claims are four post claims, and they both consist of 18 units (one unit represents 25 hectares). The claims are identified as follows:

     Tenure Number        Claim Name        Issue Date          Tag Number
     -------------        ----------       -------------        ----------
        409538               Pun           April 8, 2004          233318
        409539               Tim           April 8, 2004          233317

In order for the Company to maintain control of the above Claims it must comply with Option Agreement originally entered into on August 27, 2004 and subsequently amended on March 31, 2006, with its sole officer and director, Puneet Sharan whereby Mr. Sharan gives and grants to the Company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Sharan in and to the Claims for $1 subject to consideration of the following

     (a) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $15,000 on or before October 31, 2006;

     (b) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a further $40,000 (for aggregate minimum exploration expenses of $55,000) on or before October 31, 2007; and

     (c) Upon exercise of the Option, BCEI agrees to pay Vendor, commencing January 1, 2009, the sum of $25,000 per annum for so long as BCEI, or its permitted assigns, holds any interest in the Claims.

To date, we have not performed any work on the claim nor have we spent any money on research and development activities. We cannot provide any assurance whatsoever that the claims will ever be productive. The claim is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the claim. There is no guarantee or assurance the Company will be able to comply with the above Option Agreement requirements to maintain control of the claims. If the Company does not comply it would be required to renegotiate with Mr. Sharan for terms favoring the Company. As of the date of this filing, no agreements or otherwise have been negotiated by the Company with Mr. Sharan, as such the Company may be at risk of losing control of the above claims.

Proceeds Raised through Sale of Shares

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. On July 10, 2004 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0075 per share for net cash proceeds of $13,200 to the Company. On October 15, 2004 the Company issued 280,000 shares to one investor at $0.0075 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 460,000 units at $0.05 per share purchase unit from twenty-eight individuals for net proceeds to the Company of $23,000.

The Company's common stock is not listed on any exchange nor is it quoted on any public exchange or market.

Cash Requirements and Need for Additional Funds

As of April 30, 2006, the current cash on hand was $16,302. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDGAR filing fees. Although management believes the Company has sufficient proceeds to maintain its minimal operations and maintain its status as a reporting company for at least the next four months, investors must be aware that the Company will be required to raise additional proceeds within the next four months in order to satisfy the 2006 terms of the above described Option Agreement. If the Company is unable to raise the necessary funds through an offering of its shares it would have to find additional funds either through loans from a financial institution or by the officer. Management cannot provide any assurance that a financial institution would lend money to the Company based upon the fact it has no revenue generating operations. Moreover, there is no agreement or otherwise in place for the officer of the Company to lend funds to the Company at any time.

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

    Boulder Creek Explorations Company.

    Dated:  June 14, 2006               /s/ Puneet Sharan
                                       ---------------------------
                                       Puneet Sharan
                                       Chief Executive Officer and
                                       Chief Financial Officer

--------------------------------------------------------------------------------