Form 10QSB
period 2006-07-31
BOULDER CREEK EXPLORATIONS, INC.
filed 2006-09-15
CIK 1310685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended July 31, 2006

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                               Commission File No.

                        BOULDER CREEK EXPLORATIONS, INC.

             (Exact name of registrant as specified in its charter)

            Nevada
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            1120 West Hastings Street
                           Vancouver, British Columbia
                                 Canada V6E 2M4
               (Address of principal executive offices, zip code)

                                 (604) 288-7703
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of July 31, 2006 there were 9,710,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                        BOULDER CREEK EXPLORATIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED JULY 31, 2006

                                      INDEX

Index                                                                       Page

Part I.      Financial Information                                            4
             Item 1.  Financial Statements                                    4

                      Condensed Consolidated Balance Sheet as of
                      July 31, 2006 (unaudited)                               5

                      Condensed Consolidated Statements of Operations -
                      for the three months ended July 31, 2006 and
                      2005(unaudited)                                         6

                      Condensed Consolidated Statements of Cash Flows for
                      the three months ended July 31, 2006 and 2005
                      (unaudited)                                             8

                      Notes to Unaudited Condensed Consolidated Financial
                      Statements                                              9

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    13

             Item 3.  Controls and Procedures                                14

Part II.     Other Information                                               15
             Item 1.  Legal Proceedings                                      15
             Item 2.  Unregistered Sales of Equity Securities and Use
                      of Proceeds                                            15
             Item 3.  Defaults Upon Senior Securities                        15
             Item 4.  Submission of Matters to a  Vote of Security
                      Holders                                                15
             Item 5.  Other Information                                      15
             Item 6.  Exhibits                                               15

Signatures                                                                   16

Certifications

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB of Boulder Creek Explorations, Inc., a Nevada corporation (the "Company" or "Boulder Creek") contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the Company's ability to (i) develop and sell minerals, (ii) raise sufficient funds to maintain its permits and licenses to explore for minerals and otherwise continue its operations, (iii) the market price for certain minerals for which the Company may explore and develop, (iv) general economic, market or business conditions, and (v) other factors discussed in Boulder Creek's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        BOULDER CREEK EXPLORATIONS, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  July 31, 2006
                                   (unaudited)
BALANCE SHEETS                                                                5

INTERIM STATEMENTS OF OPERATIONS                                              6

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY                                     7

INTERIM STATEMENTS OF CASH FLOWS                                              8

NOTES TO INTERIM FINANCIAL STATEMENTS                                         9

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                                         BALANCE SHEETS

                                                                      July 31,      October 31,
                                                                        2006           2005
-----------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash                                                             $  5,002       $  3,506
-----------------------------------------------------------------------------------------------

FIXED ASSETS (net of depreciation)                                         900          1,080
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                          $  5,902       $  4,586
===============================================================================================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $  1,400       $  2,500
     Due to related party ( Note 5)                                      3,000          3,000
-----------------------------------------------------------------------------------------------

                                                                         4,400          5,500
-----------------------------------------------------------------------------------------------

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, 75,000,000 shares authorized with $0.001 par value
Issued and outstanding
     9,710,000 common shares (October 31, 2005 -9,040,000)               9,710          9,040
     Additional paid-in-capital                                         46,090         13,260
     Share Subscriptions                                                    --             --
     Deficit accumulated during exploration stage                      (54,298)       (23,214)
-----------------------------------------------------------------------------------------------

                                                                         1,502           (914)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  5,902       $  4,586
===============================================================================================

                                Sole Director
---------------------------------------------

     The accompanying notes are an integral part of these Interim financial statements.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          For the three     For the three     For the nine       For the nine
                                           month period      month period      month period      month period      June 7, 2004
                                               ended             ended             ended            ended         (inception) to
                                             July 31,          July 31,          July 31,          July 31,          July 31,
                                               2006              2005              2006              2005              2006
--------------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES

      Mining property costs                $        --       $        40       $     3,485       $     3,346       $     9,021
      Office and general                            48               795               945             1,221             2,432
      Professional fees                         18,495             1,000            24,095             5,235            37,314
      Regulatory and filing fees                 1,817                85             2,559             1,827             5,531
--------------------------------------------------------------------------------------------------------------------------------

                                                20,360             1,920            31,084            11,629            54,298
--------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                    $   (20,360)      $    (1,920)      $   (31,084)      $   (11,629)      $   (54,298)
================================================================================================================================

BASIC LOSS PER COMMON SHARE                $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           9,668,478         9,040,000         9,251,795         9,040,000
================================================================================================================================

     The accompanying notes are an integral part of these Interim financial statements.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JULY 31, 2006
                                   (unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                   Common Stock            Additional        During
                                             Number of                      Paid in       Exploration       Share      Stockholders'
                                               Shares         Amount        Capital          Stage      Subscriptions      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 7, 2004                               --      $      --      $      --       $      --      $      --      $      --

Common stock issued for cash at $0.001
per share, to the sole director and
president September, 2004                    7,000,000          7,000             --              --             --          7,000

Common stock issued for cash at $0.0075
per share on September 23, 2004
                                             1,760,000          1,760         11,440              --             --         13,200

Common stock issued for cash at $0.0075
per share on October 15, 2004                  280,000            280          1,820              --             --          2,100

Net loss for the period June 7, 2004
(inception) to October 31, 2004                     --             --             --          (6,194)            --         (6,194)
------------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 2004                    9,040,000          9,040         13,260          (6,194)            --         16,106
------------------------------------------------------------------------------------------------------------------------------------

Net loss for the year ended October 31,
2005                                                --             --             --         (17,020)            --        (17,020)
------------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 2005                    9,040,000          9,040         13,260         (23,214)            --           (914)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for cash at $0.05
per share, May 1 and May 15 2006               670,000            670         32,830              --                        33,500

Net loss for the period ended July 31,
2006                                                --             --             --         (31,084)            --        (31,084)
------------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 2006                       9,710,000      $   9,710      $  46,090       $ (54,298)     $      --      $   1,502
====================================================================================================================================

     The accompanying notes are an integral part of these Interim financial statements.

                        BOULDER CREEK EXPLORATIONS, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         For the nine          For the nine
                                                         month period          month period        June 7, 2004
                                                             ended                ended           (inception) to
                                                           July 31,              July 31,            July 31,
                                                             2006                  2005                2006
----------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                  $(31,0841)           $(11,628)            $(54,298)
  Adjustment to reconcile net loss
       to net cash from operating activities:
     - depreciation                                             180                   60                  300
     - accounts payable and accrued liabilities              (1,100)              (2,000)               1,400
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                       (32,004)             (13,568)             (52,598)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITY
     Acquisition of fixed assets                                 --               (1,200)              (1,200)
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITY                        --               (1,200)              (1,200)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds on sale of common stock                        33,500                   --               55,800
     Related party advances                                      --                3,000                3,000
----------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    33,500                3,000               58,800
----------------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                                   1,496              (11,768)               5,002

CASH, BEGINNING OF PERIOD                                     3,506               19,105                   --
----------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                        $  5,002             $  7,337             $  5,002
================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                $     --             $     --             $     --
     Cash paid for income taxes                            $     --             $     --             $     --

     The accompanying notes are an integral part of these Interim financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Boulder Creek Explorations, Inc. (the "Company") is an exploration stage company that was organized to engage in the business of natural resource exploration in the Province of British Columbia, Canada.

Going concern The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended July 31, 2006 in the amount of $54,705. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of July 31, 2006 the Company had issued 9,680,000 shares of common stock in the capital of the Company and had received proceeds of $56,207.

Unaudited Interim Financial Statements The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2005 included in the Company's Form SB-2A filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form SB-2A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

--------------------------------------------------------------------------------

Stock-based Compensation (continued)

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To July 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Under the claim agreement (amended September 8, 2005 and March 31, 2006), annual payments of $25,000 commencing January 1, 2008 are required as long as an interest is held in the claims, and minimum exploration expenditures of $15,000 and $40,000 are required on or before October 31, 2006 and 2007.

NOTE 4 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

As at July 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

On May 1, 2006 and May 15, 2006 the Company issued 460,000 and 210,000 units at $0.05 per share purchase unit for net proceeds to the Company of $23,000 and $10,500. The 670,000 units are comprised of 670,000 common shares in capital of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company reimbursed the sole director and President, $635 (July, 2005 - $300) for office expenses paid on behalf of the Company during the period ended July 31, 2006.

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

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted the FASB No. 109 for reporting purposes. As of July 31, 2006, the Company had net operating loss carry forwards of approximately $54,705 that may be available to reduce future years' taxable income and will expire in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

At a special board meeting on August 11, 2006, Mr. David Hayes was appointed to the board of directors. The previous sole director resigned immediately after this appointment, at which time Mr Ryan Gibson was appointed to the Board. Mr. Gibson was also appointed as President and CEO, and Mr. Hayes was appointed as CFO.

At a subsequent board meeting on August 17 2006, Mr. Charles Rendina and Mr. Roger Connors were also appointed to the board of directors.

In August 2006 subscriptions were received for 118,750 shares of common stock at a purchase price of $0.80 per share for gross proceeds of $95,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company, a Nevada corporation, formed on June 7, 2004, is a development-stage mining company, with little history of operations.

The Company plans to explore for zinc, copper, silver, gold, uranium and coal specifically in Canada. The Company cannot provide any assurance or guarantee that any of these minerals will ever be found by the Company through its planned exploration on the claims it currently controls or on other properties it may acquire in the future.

The current claims controlled by the Company are both located within the Lillooet Mining Division of the Ministry of Sustainable Resource Management in British Columbia Canada. Both the Pun and Tim claims are four post claims, and they both consist of 18 units (one unit represents 25 hectares). The claims are identified as follows:

     Tenure Number        Claim Name          Issue Date           Tag Number
     -------------        ----------          ----------           ----------
        409538               Pun             April 8, 2004           233318
        409539               Tim             April 8, 2004           233317

In order for the Company to maintain control of the above Claims it must comply with Option Agreement originally entered into on August 27, 2004 and subsequently amended on March 31, 2006, with its previous sole officer and director, Puneet Sharan whereby Mr. Sharan gives and grants to the Company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Sharan in and to the Claims for $1 subject to consideration of the following:

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

Proceeds Raised through Sale of Shares

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. On July 10, 2004 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0075 per share for net cash proceeds of $13,200 to the Company. On October 15, 2004 the Company issued 280,000 shares to one investor at $0.0075 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 460,000 units at $0.05 per share purchase unit from twenty-eight individuals for net proceeds to the Company of $23,000. The shares were issued on May 1 2006. On May 15, 2006 the Company issued 210,000 common shares of the Company's stock to two investors at $0.05 per share, for net cash proceeds to the Company of $10,500. On August 24 2006, a subscription was received from one investor for 62,500 shares at $.80 per share for gross proceeds of $50,000.

The Company's common stock is not listed on any exchange nor is it quoted on any public exchange or market.

Cash Requirements and Need for Additional Funds

As of July 31, 2006, the current cash on hand was $5,002. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDGAR filing fees. Although management believes the Company has sufficient funs to maintain its minimal operations and maintain its status as a reporting company for at least the next four months, the Company will be required to raise funds of approximately $100,000 within the next four months in order to satisfy the 2006 terms of the above described Option Agreement. If the Company is unable to raise the necessary funds through an offering of its shares it would have to find additional funds either through loans from a financial institution or by its officers. Management cannot provide any assurance that a financial institution would lend money to the Company based upon the fact it has no revenue generating operations. Moreover, there is no agreement or otherwise in place for the officers of the Company to lend funds to the Company at any time.

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

The Company currently has no employees, but is being operated primarily by the current President, Ryan Gibson and the current CFO, David Hayes, who are being compensated as independent contractors. Depending on the ability of the Company to raise sufficient funds, it may hire employees and/or consultants as circumstances may require over the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES.

As of the period covered by this report, Boulder Creek carried out an evaluation, under the supervision and with the participation of its management, including David Hayes, Boulder Creek's Chief Financial Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Boulder Creek's Chief Financial Officer concluded that Boulder Creek's disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that Boulder Creek is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in Boulder Creek's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K Filings

On August 17, 2006, Boulder Creek filed a Form 8-K disclosing the resignation of Puneet Sharan as Chief Executive Officer, Chief Financial Officer and as a director; the appointment of Ryan Gibson and Chief Executive Officer and a director, and; the appointment of David Hayes as Chief Financial Officer and a director.

On August 22, 2006, Boulder Creek filed a Form 8-K disclosing the appointment of Charles Rendina and Roger Connors as directors of Boulder Creek.

On September 8, 2006, Boulder Creek filed a Form 8-K disclosing certain sales of common stock of Boulder Creek to three investors pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended.

(b) Exhibits

Exhibit
Number      Description
------      -----------

3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on December 17, 2004).

3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on December 17, 2004).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Boulder Creek Explorations, Inc.
                                        (Name of Registrant)

Date: September 14, 2006                By: /s/ David Hayes
                                            ------------------------------------
                                            David Hayes
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

3.1.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2 Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on December 17, 2004).

3.2.1 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2, filed on December 17, 2004).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.