Form 10KSB
period 2006-10-31
CanAm Uranium Corp
filed 2007-02-13
CIK 1310685

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2006

or

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

000-52259
(Commission File No.)

CANAM URANIUM CORP
(Name of Small Business Issuer in Its Charter)

NEVADA (State or other jurisdiction of incorporation or organization	None (I.R.S. Employer Identification No.)

2764 Lake Sahara Drive, Suite 111 Las Vegas, Nevada (Address of principal executive offices)	89117 (Zip Code)

Issuer’s Telephone Number, including area code: (206) 274-7598
Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:
COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

Issuer’s revenues for its most recent fiscal year were: $0.

As of January 26, 2007, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was: $24,875,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act:
Yes  ☒   No  ☐

As of January 26, 2007, there were 83,035,000 shares of the issuer’s common stock outstanding, and no shares of Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 concerning the Corporation’s plans for its properties, operations and other matters. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning reserves, if any, and mineral resource estimates may also be deemed to constitute forward-looking statements to the extent that they involve estimates of the mineralization that will be encountered if the property is developed, and in the case of mineral reserves, such statements reflect the conclusion based on certain assumptions that the mineral deposit can be economically exploited. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Forward-looking statements are subject to a variety of risks and uncertainties, which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to uranium prices, gold prices and other commodity price fluctuations;
•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
•
results of initial feasibility, prefeasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with the expectations CanAm Uranium, Inc. (“CanAm”);

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration or development activities or the completion of feasibility studies;
•	the uncertainty of profitability based upon the CamAm Uranium’s history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms;
•	risks related to environmental regulation and liability;
•	risks related to hedging activities;
•	political and regulatory risks associated with mining and exploration; and
•	other risks and uncertainties related to the CanAm Uranium’s prospects, properties and business strategy.

Should one or more of these risks and uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and the CanAm undertakes no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Investors are cautioned against attributing undue certainty to forward-looking statements.

PART I

Item 1. Description of Business.

General

References in this Annual Report of Form 10-KSB to “CanAm”, “the Company”, “we”, “us,” and “our” refer to CanAm Uranium Corp., a Nevada corporation. The Company split its shares on an 8 for 1 basis effective November 16 2006. All references to shares in this document refers to post split numbers

We were incorporated in the State of Nevada on June 7, 2004. We are engaged in the acquisition and exploration of mining properties. On August 11, 2006, Puneet Sharan resigned as President, and as the reigning sole director, appointed Ryan Gibson as President and a Director, and David Hayes, as Chief Financial Officer and as a Director. Subsequently, Mr. Sharan resigned as a Director. On October 5, 2006, Mr. Gibson acquired, directly and indirectly, an aggregate of approximately 56,000,000 shares of common stock from Mr. Sharan, which at the time represented approximately 70% of the issued and outstanding shares of common stock of CanAm and approximately 70% of the voting power of all issued and outstanding securities of CanAm. Mr. Gibson still retains voting control of the majority of the voting securities of CanAm.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

On October 22, 2006, CanAm elected to not pay annual fees due on October 31, 2006, to the Province of British Columbia, Canada, in connection with maintaining rights to two mining claims, entitled the “Pun” claim and the “Tim” claim, respectively, in British Columbia, Canada, on the basis that the real property underlying each claim does not likely contain sufficient quantities of zinc, copper, silver, gold or other mineralized material to merit further exploration. The effect of such election will be that CanAm will not have the right to explore for and develop mineralized material underlying the Pun and Tim claims.

On October 23, 2006, CanAm entered into a Property Option Agreement with El Nino Ventures Inc. (“El Nino”) pursuant to which CanAm acquired an option to purchase certain mining claims, entitled “The Bancroft Uranium Projects” (Bancroft) claims. The Company entered into an option agreement with El Nino Ventures Inc (TSX-V-ELN) to acquire up to an 80% interest in eight uranium properties located in the Bancroft area of southeastern Ontario. The properties comprise of 37 mineral claims covering approximately 9,765 acres (3,952 hectares), and are located 10 - 40 km to the east of the town of Bancroft, Ontario, Canada. In order to earn a 60% interest in the properties, CanAm must make an initial payment of $33,898 (CDN$40,000) made on the execution date, and $21,186 (CDN$25,000) paid November 15th 2006 with the issuance of 275,000 post split common shares (restricted) and complete $847,458 (CDN$1,000,000) in exploration work over two years. A total of $114,407 (CDN$135,000) has been paid as of January 16, 2007 towards exploration. The Company is also committed to making annual payments of $16,949 (CDN$20,000). To earn an additional 20% interest in the properties, CanAm must issue 300,000 shares of common stock and complete a further $1,272,186 (CDN$1,500,000) in exploration work over two years. The properties are subject to a 3% Net Smelter Royalty (NSR) from future production, and the NSR may be purchased by the Company in increments of 1% for $211,864 (CDN$250,000).

On November 16, 2006, the company entered into an Agreement with Geomode Mineral Exploration Ltd. to acquire a 100% undivided interest in two mineral claims owned by Geomode known as the BALD and OYAMA claims in the Province of British Columbia, Canada, totaling 1,037 hectares. They are collectively known as the OK Lake claims. In order to earn its 100% interest, the Company was required to pay $25,000 on signing of the Agreement (which it paid), issue 500,000 of its shares of common stock to the owner of the claims, and carry out exploration expenditures of $50,000 on or before November 30, 2007 and $50,000 on or before November 30 2008.(NOTE: THESE ARE US FUNDS)

On November 29, 2006, CanAm entered into a Property Option Agreement with Northwind Resources Inc. (“Northwind”), pursuant to which CanAm acquired an option to purchase certain mining claims, entitled the “Wheeler-Beckett” claims. The Wheeler-Beckett claims are leases to mine mineralized material, granted by the Province of Saskatchewan, Canada, and provide the holder of the leases the exclusive right to explore for and develop mineralized material in 11 contiguous claims, totaling 51,100 hectares of real property, located on the eastern edge of the Athabasca Basin, Province of Saskatchewan, Canada.

To exercise its option to acquire the leases for the Wheeler-Beckett claims, CanAm must pay $211,864 (CDN $250,000) and issue 1,000,000 restricted shares of common stock to Northwind. The payment schedule under the Property Option Agreement provides for an initial payment of $127,119 (CDN $150,000), and 500,000 restricted shares of  CanAm’s common stock, which payment was made to Northwind on November 29, 2006. To complete the exercise of its option, CanAm must pay to Northwind $84,746 (CDN $100,000) and 500,000 restricted shares of common stock not later than the first year anniversary date of the date of the Property Option Agreement. Additionally, the Property Option Agreement provides, among other things, that CanAm pay a royalty equal to two and one-half percent (2.5%) of net returns from future production, four-fifths (4/5) of such 2.5% of which CanAm may purchase for $847,460 (CDN $1,000,000). Within the first year, starting September 26, 2006,the date on which the claim was originally posted, there are no obligations for exploration fees associated with regulations of the Saskatchewan Provincial Government for Mining Claims up to September 26, 2007, however, CanAm Uranium Corp must pay or incur exploration costs of up to $10.17 per hectare ($12 CDN) or $519,661 ($613,200 CDN) when multiplied by the claim size of 51,100 hectares after September 26, 2007 per year to maintain the claims. At the claim anniversary date of 10 years, this cost increases to $21.19 ($25CDN) per hectare. Filing of the exploration fees are required annually by the Saskatchewan Government and therefore, the claims require the Company to submit and pay for nominal expenses associated with preparing the documentation for the Saskatchewan Government.

In connection with the Property Option Agreement, CanAm has issued 200,000 shares of common stock to a consultant of Northwind Resources, Spikat Management Ltd. (“Spikat”). Spikat is not an affiliate of CanAm or any of CanAm’s directors or officers. CanAm sold the securities to Spikat pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended, on the basis that the securities were sold outside of the US, to a non-US person, and with no directed selling efforts in the US.

CanAm will focus its primary business activity on raising sufficient funds to exercise its option to acquire the Wheeler-Beckett claims and acquiring of rights to explore for and develop uranium and other mineralized material in other geographical locations and explore the Halo Property which is one of the 8 “Bancroft Claims”. There is no assurance that CanAm will be able to raise sufficient funds in order to exercise its option to acquire the Wheeler-Beckett claims, Bancroft Claims, or to further expand its business.

To date we have not performed any work on our existing claims nor have we spent any money on research and development activities on our existing claims. We cannot provide any assurance whatsoever that the claims will ever be productive. The claims are unencumbered and there are no competitive conditions which affect them. Further, we have no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements.

Canadian jurisdictions, generally speaking, allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. CanAm must pay annual fees to the Crown to maintain its exploration and development under its licenses. There is no assurance that CanAm will have sufficient funds to pay such fees to maintain it mining rights under the licenses.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary-corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost many thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. CanAm’s properties are such acquisitions. Accordingly, fee simple title to the Company’s property resides with the Crown.

The properties are unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions that are the action of some unaffiliated third party, which could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the properties. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. There are no native land claims that affect title to the properties. At this stage, we will try to interest other companies in the properties if mineralization is found, as we may not have the resources to develop them ourselves.

Property Disclosure

Bancroft Properties

The Bancroft Uranium Projects Claims consist of eight uranium properties located in the Bancroft area of southeastern Ontario, Canada. The properties comprise of 37 mineral claims covering approximately 9,765 acres (3,952 hectares), and are located 10 - 40 km to the east of the town of Bancroft.

Geology

The properties are located in the Grenville Province of the Canadian Shield, which hosts two main rock types: highly metamorphosed metasediments, which are composed mainly of marble, paragneiss, and amphibolite, and plutonic rocks, composed mainly of granite, syenite, and gabbro.  The majority of the uranium mineralization is associated with dykes of felsic pegmatite.

1. Halo Prospect & Occurrence

The Halo Property, located in Cardiff Township, is comprised of 12 claim units totaling 4,793 acres, which were staked over 6 uranium deposits. In 1955, 16 trenches and 27 diamond drill holes (5,064 feet total) were completed on the Pyroxenite Zone, and identified uranium mineralization occurring over a length of 800 feet. Drilling in this zone has cut sections grading 0.15 to 0.20% (3 - 4 lbs/ton) U308. In the South Zone, stripping and 23 diamond drill holes (9,491 feet in total) were completed in 1955. Drill intersections averaged from 0.05% - 0.75% (1 -15 lbs/ton) U308 over 1.5 to 5.4 feet. In the Bald Mountain Zone, the best intersection, from 7 diamond drill holes done in 1955, was 0.25% (5 lbs/ton) U308 over 8.4 feet. Between 1953 and 1956 on the Northwest and Lake Zones, extensive diamond drilling (over 40,000 feet), and over 2,500 feet of lateral underground development from 2 adits and a 75-foot shaft was completed. The lowest estimate of historic reserves in 1957 was 472,000 tons grading 0.112% (2.24 lbs/ton) U308.

2. Silver Crater - Baumhour - Campbell Occurrence

This property is composed of 5 claims totaling approximately 1,789 acres, and is located in Faraday Township. Three uranium showings have been found on this property. A total of 15,452 feet of surface diamond drilling on the showings was conducted between 1954 - 56 and 1967 - 69, as well as trenching. Geology and geophysics were conducted between 1975 - 77, with drill core samples averaging 0.06% (1.2 lbs/ton) U308, and a best assay of 0.31% (6.2 lbs/ton) over 6 feet.

3. Canadian All Metals Occurrence

This property is composed of 4 claim units, which total approximately 940 acres and is located in Monmouth Township. One of the zones was explored in 1955 by driving an adit and completing a total of 1,132 feet of underground development. 38 diamond drill holes (5,040 feet in total) were also completed, as well as four underground holes for 531 feet. In 1977, Imperial Oil drilled 10 diamond drill holes totaling 1,976 feet. Drill hole samples are reported to average 0.184% (3.68 lb/ton) U308.

4. Empire B Prospect

Located in Monmouth and Cardiff Township, this property represents 3 claim units totaling approximately 1,087 acres. From 1954 - 55, geophysics and 26 diamond drill holes (12,509 feet) were completed, and a further 11 diamond drill holes (6,922 feet) were completed between 1968 - 70. Prospecting for fluorite occurred during the periods of 1971 - 75 and 1976 - 77, and geophysics and 12 diamond drill holes (6,560 feet were also completed. Drilling has indicated 2,179,166 tons of U308, grading 0.036% (0.726 lbs/ton).

5. Amalgamated Rare Earth #2 Prospect

This property is comprised of 3 claim units with approximately 988 acres in total in Monmouth Township. Between 1952 and 1957, diamond drilling and underground development identified three zones of uranium mineralization in pegmatite, and a shaft was sunk on the Main Zone to 440 feet, with a total of 5,871 feet of underground development completed at three levels. In 1957, the historic resource was estimated at 292,444 tons at a grade of 0.095% (1.9 lbs/ton) U308. The most recent work on the property was diamond drilling by Imperial Oil in 1974.

6. Saranac

2 claims have been staked on this property, totaling approximately 691 acres, located in Monmouth Township. From 1954 - 56, a 150 foot open cut with 32 drill holes over 7,286 feet were completed. In 1973, Imperial Oil Limited completed a geological survey and 4 drill holes over 643 feet. The most recent work on the property was a scintillometer survey, by Imperial Oil Limited in 1975. Drill core samples on the property assayed from 0.018% to 0.36% U308, (0.36 - 7.2 lb/ton) and a grab sample over a 1,500 foot zone of 15 - 20% zircon mineralization assayed 0.298% U308.

7. McLean - Hogan Occurrence

This property consists of 2 claims (approximately 691 acres) located in Cardiff Township. Activity began on the property in 1953, with 11 trenches and short drill holes. In 1954 - 55, scintillometer and geological surveys were conducted, as well as bulk sampling, and 69 diamond drill holes totaling 1,585 feet. Further surveys were conducted in 1968 and in 1975 two diamond drill holes of 332 feet were completed. Grab samples assayed 0.019 - 0.540% U3O8 (2.62 - 10.8 lb/ton), and the best bulk sample assayed 0.10% U3O8.

8. Canada Radium Occurrence

This property is composed of three claims of approximately 840 acres, and is located in both Cardiff and Faraday Townships. Work on this property began as early as 1936, when Canada Radium Corporation sunk a 400-foot shaft with levels of 125 - 375 feet, as well as conducting 1810 feet of lateral work. Between 1939 - 42, 200 tons of feldspar pegmatite were milled at a separate mill. In 1954 - 55, geological surveys were conducted, as well as 90 diamond drill holes totaling 43,184 feet. During this period, diamond drilling outlined five radioactive zones, the largest over 400 feet long. Further drilling in 1968 - 69 intersected numerous narrow uraniferous pegmatites which assayed up to 0.116% U3O8 (2.32 lb/ton) over 1 foot. Further geological surveys and 7 diamond drill holes for 1366 feet were conducted in 1969 - 70. The most recent exploration on the property was a radon gas survey, by Kerr Addison Mines Ltd.

The property information below has been sourced from Ontario Geological Survey, Open File Report 5311: Uranium and Thorium Deposits of Southern Ontario, by J.B. Gordon, U.C. Rybak, and J.A. Robertson, 1981.

Management wishes to reiterate that the resource figures on the above properties are not National Instrument 43-101 compliant, have not been not been verified by the Company, and as such should not be relied upon, and are presented for disclosure purposes only.

Wheeler-Beckett Project, Saskatchewan

Introduction

The Wheeler-Beckett Project consists of 11 contiguous claims (the “Claims”) totaling 51,100 hectares located on the eastern edge of the Athabasca Basin. The Company holds a 100% interest in the property subject to making payments totaling $211,864 (CDN$250,000) and issuing 1,000,000 common shares. The claims are subject to a 2½% net return royalty of which 2% may be purchased for $847,460 (CDN$1,000,000).

The Claims were optioned from a former geologist of Cameco (12 years) because of their proximity to large, high-grade mines and for potential to host similar mineralization as the Eagle Point Mine. The Claims are located on the eastern edge of the Athabasca Basin approximately 40 kilometers from the McArthur River Mine (Cameco/Cogema), the largest, high-grade uranium mine in the World (reserves of 389.1 million lbs with an average grade of 24.3% U3O8 and producing 18.7 million lbs per annum).

Geology

Geologically, the Claims are underlain by a steeply dipping and northeast trending, highly folded sequence of intercalated Aphebian-aged Wollaston Group sediments that conformably overly and flank an Archean gneiss dome.

The basement hosted-mineralization at nearby JNR Resources’ Hook Lake has similarities to other uranium deposits such as Eagle Point. Both are structurally controlled, vein-type, high grade and likely part of the 'feeder system' to more typical unconformity deposits. The Company plans an exploration program in 2007 to prove similar potential on the Wheeler-Beckett.

Other Information

•	There is gravel road access to the property via the Great Bear Highway
•	Close proximity to the mills in the eastern side of the basin
•	The Hook Lake showing on JNR Resources ground located approximately 6km from the Claims tested 48% U3O8 and will be drilled in January ’07.
•	The Company is targeting shallow drilling (200m). Drilling inside the Athabasca Basin is as deep as 500-700m and very expensive.
•	Favorable environmental situation (ie. less water than inside the Basin)

OK Lake Property, British Columbia

The OK Lake Property consists of two prospective Uranium property claims in the Vernon Mining Division of BC, called the OK Lake claims. These claims have available files registered with the BC Mining Files under the names BALD and OYAMA 2 Claim.

Geology

The BALD showing is located 20 kilometres north of Kelowna; about 2 kilometres west of Okanagan Lake.
In this area, Upper Triassic to Lower Jurassic Nicola Group sedimentary and volcanic rocks have been intruded by Middle Jurassic granitic rocks of the informally named Terrace Creek batholith. Outliers of Eocene Penticton Group volcanic and sedimentary rocks overlie the older units. A recent organic bog, overlying Middle Jurassic quartz monzonite, hosts uranium mineralization. A 1.4 metre sample of homogeneous black organic muck with cedar wood fibre and roots assayed 0.035 per cent uranium, with 0.3 metre of 0.125 per cent uranium (Assessment Report 7973). In 1978-79, Canadian Occidental Petroleum Ltd. carried out geological mapping, soil geochemistry, a radiometric survey and trenching.

The OYAMA 2 showing is located on the west side of Okanagan Lake about 8 kilometres west of Okanagan Centre. The area is underlain by Eocene volcanic and sedimentary rocks of the Penticton Group and Middle Jurassic granitic rocks. These comprise andesite, sandstone, conglomerate, argillite and quartz monzonite and granodiorite. The Eocene sediments are slightly enriched with uranium mineralization. One 0.5-metre chip sample from an outcrop assayed 0.017 per cent U3O8 (Assessment Report 6727). A percussion drill- hole, entirely in volcanic rocks, recovered no radioactive rock chips.

Mapping, sampling and one drillhole were completed in 1978 by Du Pont of Canada Exploration Ltd.

The company has issued 500,000 shares and paid $25,000 on execution of the agreement for the claims to the Optionor and has the only requirement of issuing 250,000 common shares or completing work commitments of $50,000 on the OK Lake Property by November 30, 2007 to earn 100% interest. There is a 1% NSR upon future production which may be purchased at anytime for $1,000,000 less all amounts previously received by the Optionor as NSR Payments.

Proposed Exploration Program

The Company must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. The Company plans to explore for the following mineralization deposits on the properties: zinc, copper, silver, gold, and uranium.

Bancroft Exploration Program

We intend to implement an exploration program on one of the 8 Bancroft Uranium Projects, the Halo Project. The exploration will consist of a $228,814 (CDN$270,000) budget to drill 1,900 meters within 6 holes on three sections each 640 meters and 60 meter apart to test the Uranium deposit at 600 feet (183 m) and 800 feet (244 m) below surface each section, with various downhole tests, core trays, assays, and a report of findings included. Core sampling is the process of drilling holes to depths up to 1,400 feet in order to extract samples of earth. The exploration operator, El Nino Ventures Inc., will hire a consultant to determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. This exploration program should take approximately three months. CanAm intends to raise funds by the offer and sale of its securities designed to fund the costs of core sampling and testing. The budget in addition to the $50,847(CDN$60,000) already paid for explorations on and before November 15, 2006 will total $279,661 (CDN$330,000) of the total $423,729 (CDN$500,000) commitment of work year 1 as part of the option agreement to earn 60% of the Bancroft Claims. At the end of the $228,814(CDN$270,000) exploration program, CanAm will determine whether to proceed with additional exploration of the property; or if we will terminate operations. If the exploration program continues, an additional $144,068(CDN$170,000)will be budgeted for exploration on or before November 15, 2007. Based on the results of the$423,729 (CDN$500,000) exploration program year one on the Bancroft Projects, an additional $423,729 (CDN$500,000) budget will be scheduled for Year 2 to earn a 60% interest in the property.

Wheeler Beckett Exploration Program

We intend to implement an exploration program on the Wheeler Beckett claims. The exploration budget consists of at least $519,661(CDN$613,200) before September 26, 2008. The Budget consists of radiometric surveying which could cost a minimum of $254,237 (CDN$300,000) and a maximum of $508,475 (CDN$600,000). The amount of surveying completed and the timeline will be predicated on the amount of funds raised. We estimate that an exploration consultant for ground work, surveying, and developing a report based on the findings and their visit to the property will cost a minimum of $8,475 (CDN$10,000) a month and a maximum of $25,424 (CDN$30,000) a month for services during the three month period of a total of $25,424 (CDN$30,000) to $76,271 (CDN$90,000). If the findings of the exploration consultant and radiometric surveying show a potential uranium occurrence on the claims, a budget for further exploration and possibly drilling past September 26th 2008 will be considered. The claim after the aforementioned budget is spent, will not require further work until September 26 2008 by the Saskatchewan Regulations for maintaining the rights to the property. Positive results on the property will define whether the company budgets $519,661 (CDN$613,200) per annum thereafter to maintain the claim and comply with the Saskatchewan Regulations.

We do not claim to have any minerals or reserves whatsoever at this time on the properties. At any phase, if we find that we do not have adequate funds to complete a phase, we will suspend our operations and attempt to raise more money so we can proceed. If we cannot raise the capital to proceed, we may be forced to terminate operations altogether and investors would lose their entire investment in the Company.

Competitive Factors

The minerals mining industry is fragmented. We compete with other exploration companies looking for minerals. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the minerals mining market. While we compete with other minerals exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available minerals markets exist in Canada and around the world for the sale of precious metals. The Company believes it will be able to sell any minerals that they are able to recover. However, the Company can make no guarantee or provide any assurance that if it is able to sell minerals it will result in a profit to the Company.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for:

- locating claims - posting claims - working claims - reporting work performed

We are also subject to the British Columbia Mineral Exploration Code, which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

We are also subject to the Saskatchewan Government Regulations, specifically The Mineral Disposition Regulations, 1986, Saskatchewan Regulations 399/86, dated April 8, 1986, under the Crown Minerals Act SS 1984-85, c.C-50.2, which tells us how and where we can explore minerals, and the expenditures we must incur to maintain the claims in our course of business. We must comply with these laws to operate our business.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and safety

2. Archaeological sites

3. Exploration access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration if development is warranted on the property. We anticipate no discharge of water into active stream, creek, river, lake, or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits, and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what will be involved from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future.

Employees and Employment Agreements

At present, we have no employees, and the Company is operated by our Officers and Directors, who, as of October 31, 2006, have been compensated as consultants and by the issuance of shares as disclosed in this report.. We have no employment agreements with any person. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Directors. During the exploration phases we intend to use the services of subcontractors for manual labor exploration work on the property and not hire employees.

The company recognizes that, without additional financing, the continued development and subsequent market success of the Company is highly uncertain. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our principal corporate and executive offices are located at are located at 2764 Lake Sahara Drive, Suite 111, Las Vegas, Nevada 89117. Our telephone number is (206) 274-7598. We maintain a website at www.canamuranium.com.

Item 2. Description of Property.

Our principal corporate and executive offices, are located at 2764 Lake Sahara Drive, Suite 111, Las Vegas, Nevada 89117, and we also maintain offices in located at 1255 West Pender Street, Vancouver, BC, Canada V6E 2V1. We lease our offices located in Vancouver, BC, and such offices are subject to a month-to-month lease, and we pay $2,542 (CDN$3,000) per month for rent. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future. We have no affiliation with the owner of the property where we lease our corporate and executive offices. We believe that the existing facility will adequately meet its needs for now and the foreseeable future.

Item 3. Legal Proceedings.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. Submission or matters to a Vote of Security Holders.

On October 10, 2006, a majority of the holders of the Company’s common stock consented to action in lieu of a special meeting of the stockholders to effect (i) an eight-for-one (8:1) forward split of the issued and outstanding shares of Company’s common stock while increasing the number of shares of common stock authorized for issuance in the Articles of Incorporation of the Company from 75,000,000 to 200,000,000, (ii) effect an amendment to the Articles of Incorporation, as amended, to authorize the Company to issue up to 25,000,000 shares of “blank check” preferred stock, and (iii) effect an amendment to the Articles of Incorporation, as amended, to change our name from “Boulder Creek Explorations, Inc.” to “CanAm Uranium Corp.”. The holders of 7,000,000 pre-split shares of common stock consented to the action. The forward split was effective on November 16, 2006. The name change was effective November 27, 2006.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters, Company Purchases Of Equity And Securities.

Market Information

Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “CAUI.” No bids for our common stock were made by and person until December 2006. Therefore, we are not disclosing the range of the high and the low closing bid prices, as quoted on the OTC Bulletin Board, for each fiscal quarter for the last two fiscal years ended October 31, 2006 and 2005, since such bid prices did not exist.

Dividends and Dividend Policy

The Company has not paid any cash dividends on its common stock during the last two fiscal years and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for reinvestment in the business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company’s financial condition, results of operations, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

All unregistered sales of the Company’s equity securities during the fiscal year ended October 31, 2006 were previously reported in the Company’s prior quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

Company Purchases of Equity and Securities

The Company did not purchase any of its securities during the fiscal year ended October 31, 2006.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the SEC after the date of this Annual Report.

Overview and Plan of Operations

We are a startup corporation attempting to engage in exploration for minerals, primarily uranium. We have not yet generated or realized any revenues from business operations. As of the date of this report, October 31 2006, the Company has $306,921 of cash on hand. Management believes that this amount will not be sufficient to satisfy its expenditure requirements for the next fiscal year. These expenditures will include payments for mining claims, payments to acquire options on mining claims and other properties, survey, drilling and other costs associated with exploration activity on various properties the company plans to acquire, administrative expenses, consulting fees , professional fees and other expenses. Depending upon the amount of work undertaken and the number of properties acquired, we will require cash in excess of $1,000,000 for the year.

Our auditors have issued a going concern opinion This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital, as we have not generated any revenue to date and do not anticipate generating revenues from the sale of minerals during the next twelve months. We have successfully raised $502,367 through private placements of equity securities and loans up until October 31 2006, and plan to undertake additional such placements over the coming months, however there is no guarantee that they will be successful.

We will be conducting research in the form of exploration of the Bancroft and other properties we have acquired subsequent to the year end, as discussed in the Subsequent Events section of this report. Our exploration program and commitments are explained in detail in the business section of this report. We do not plan to buy or sell any plant and equipment over the next twelve months. We will not buy any equipment unless we discover a body of ore which is determined to be feasible to mine, and such feasibility determination usually takes several years to make. In the event we find significant mineralization, we may seek the interest of other companies in its development, as the capital cots of such development will likely be in excess of our ability to finance.

We do not plan to hire additional employees at this time, and all work on the properties will be carried out by unaffiliated independent contractors.

Results of Operations.

Since inception on June 7 2004, the company has spent a total of $393,206, comprising $44,949 on the acquisition of mineral properties, $128,759 on professional fees, $191,000 on director's fees, $7,213 on regulatory and filing costs and $21,185 on office and general administration expenses. We expect that most of these cost areas will increase substantially over the next twelve months as the company moves into active exploration on the Bancroft property, where we have commitments to spend a minimum of $423,190 before October 23 2007, in addition to the $105,798 expended so far. In addition, we have commitments to spend $50,000 on the OK Lake property (see Subsequent Events) and $84,638 on the Wheeler-Beckett claims (see Subsequent Events). We do not believe that our administrative costs will increase substantially beyond our current monthly expenditures of approximately $35,000.

As noted above, we will be seeking additional sources of funds to finance this exploration and development program that we have undertaken, and based on our success to date in raising private placement funds we believe that we will be able to does, however there is no guarantee that we will succeed. In the event that we cannot raise such funds, the company will cease operation. The strong upward trend in the price of uranium ore over the last three years has been instrumental in our ability to raise funds, and as long as that continues or stabilizes, we should be able to continue raising capital.

Off-Balance Sheet Arrangements.

There are no off-balance sheet arrangements in place or currently contemplated by management that are reasonably likely to have future effect on the business, financial condition, revenue or expenses and/or results of operations.

Subsequent Events

On 16 November 2006, the company entered into an Agreement with Geomode Mineral Exploration Ltd. to acquire a 100% undivided interest in two mineral claims owned by Geomode known as the BALD and OYAMA claims in the Province of British Columbia, Canada, totaling 1,037 hectares. They are collectively known as the OK Lake claims. In order to earn its 100% interest, the Company is required to pay $25,000 on signing of the Agreement, issue 500,000 of its shares of common stock (restricted) to the owner of the claims, and carry out exploration expenditures of $50,000 or issue 250,000 shareson or before November 30, 2007 and $200,000 or issue 500,000 shares on or before November 30, 2008.The property is subject to an NSR of 1% which may be purchased by the Company for $1,000,000.

On November 29 2006, the Company entered into an Agreement with Northwind Resources Ltd. To acquire a 100% interest in 11 mineral property titles, collectively known as the Wheeler-Beckett Claims in the Athabasca basin region of the Province of Saskatchewan, Canada, totaling 51,100 hectares in size. In order to earn its 100% interest, the Company is required to make cash payments of $127,119 (CDN$150,000) on Agreement execution date, $84,746 (CDN$100,000) on the anniversary of the Agreement execution date. In addition, the Company is required to issue 500,000 of its common shares (restricted) on execution date, and an additional 500,000 restricted shares of common stock on the anniversary date of the Agreement's execution. The property is subject to an NSR of 2.5%, which may be purchased by the Company for $847,458 (CDN$1,000,000).

The company has received subscriptions for the purchase of 1,475,000 post split shares of its common stock from several investors on November 14, 2006, November 30, 2006 and December 21 2006 at a price of $0.10 per share for net cash proceeds to the Company of $147,500.

Item 7. Financial Statements

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of
CanAm Uranium Corp.
(formerly Boulder Creek Explorations, Inc.)
(an Exploration Stage Enterprise)

We have audited the balance sheets of CanAm Uranium Corp. (formerly Boulder Creek Explorations, Inc.) (an Exploration Stage Enterprise) as at October 31, 2006 and 2005 and the statements of operations, stockholders’ equity, and cash flows for each of the years ended October 31, 2006 and 2005 and cumulative from inception June 7, 2004 to October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at October 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years ended October 31, 2006 and 2005 and cumulative from inception June 7, 2004 to October 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“MacKay LLP”
Vancouver, Canada.
January 16, 2007	Chartered Accountants

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS

	October 31, 2006	October 31, 2005

CURRENT ASSETS
Cash	$306,921	$3,506
Prepaid expenses	2,500	-

TOTAL CURRENT ASSETS	309,421	3,506

FIXED ASSETS (net of depreciation)	840	1,080

TOTAL ASSETS	$310,261	$4,586

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,000	$2,500
Note payable (Note 7)	50,000	-
Due to related party ( Note 5)	5,720	3,000

TOTAL LIABILITIES	65,720	5,500

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 4)
Preferred stock 25,000,000 authorized with no par value
Common stock, 200,000,000 shares authorized with $0.001 par value
Issued and outstanding
85,790,000 common shares (2005 - 72,320,000)	10,124	9,040
Additional paid-in-capital	475,276	13,260
Share subscriptions	152,347	-
Deficit accumulated during exploration stage	(384,606)	(23,214)

	253,141	(914)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$310,261	$4,586

Director

Director

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended October 31, 2006	For the year ended October 31, 2005	June 7, 2004 (inception) to October 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES

Mining property costs	$39,413	$3,346	$44,949
Office and general	19,698	1,287	21,185
Professional and consulting fees	115,540	9,415	128,759
Regulatory and filing fees	4,241	2,972	7,213
Directors’ fees	191,100	-	191,100

	369,992	17,020	393,206
NET LOSS FOR THE PERIOD	$(369,992)	$(17,020)	$(393,206)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.038)	$(0.002)	$(0.047)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	75,360,000	72,320,000	64,921,368

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITYFOR THE PERIOD FROM JUNE 7, 2004
(INCEPTION) TO OCTOBER 31, 2006

	Common Stock		Additional	Deficit Accumulated During
	Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity

Balance, June 7, 2004	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.000125 per share, to the sole director and president September, 2004	56,000,000	7,000	-	-	-	7,000

Common stock issued for cash at $0.0009375 per share on September 23, 2004	14,080,000	1,760	11,440	-	-	13,200

Common stock issued for cash at $0.0009375 per share on October 15, 2004	2,240,000	280	1,820	-	-	2,100

Net loss for the period June 7, 2004 (inception) to October 31, 2004	-	-	-	(6,194)	-	(6,194)

Balance, October 31, 2004	72,320,000	9,040	13,260	(6,194)	-	16,106

Net loss for the year ended October 31, 2005	-	-	-	(17,020)	-	(17,020)

Balance, October 31, 2005	72,320,000	9,040	13,260	(23,214)	-	(914)

Common stock issued for cash at $0.00625 per share, May 1, 2006	5,360,000	670	32,830	-	-	33,500

Common stock issued for cash at $0.10 per share, September 5 and September 7, 2006, net of stock offering costs	700,000	88	62,912	-	-	63,000

Common stock issued for cash at $0.25 per share and $0.10 per share, October 13, 2006 net of stock offering costs	1,050,000	131	175,369	-	-	175,500

Common stock issued for services, October 13, 2006	1,560,000	195	190,905	-	-	191,100

Subscriptions received in advance	-	-	-	-	152,347	152,347

Net loss for the year ended October 31, 2006	-	-	-	(369,992)	-	(369,992)

Balance, October 31, 2006	80,990,000	$10,124	$475,276	$(393,206)	$152,347	$244,541

All share amounts have been restated to reflect the 8:1 forward split in October 2006 (refer Note 4).

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
	For the year ended October 31, 2006	For the year ended October 31, 2005	June 7, 2004 (inception) to October 31, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(369,992)	$(17,020)	$(393,206)
Adjustment to reconcile net loss
to net cash from operating activities:
- depreciation	240	120	360
- directors’ fees	191,100	-	191,100
- prepaid expenses	(2,500)	-	(2,500)
- accounts payable and accrued liabilities	7,500	(500)	10,000

NET CASH USED IN OPERATING ACTIVITIES	(173,652)	(17,400)	(194,246)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	-	(1,200)	(1,200)

NET CASH FLOWS USED IN INVESTING ACTIVITY	-	(1,200)	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	424,347	-	446,647
Note payable	50,000	-	50,000
Related party advances	2,720	3,000	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	477,067	3,000	502,367

INCREASE (DECREASE) IN CASH	303,415	(15,600)	306,921

CASH, BEGINNING OF PERIOD	3,506	19,106	-

CASH, END OF PERIOD	$306,921	$3,506	$306,921

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Stock issued for services	$191,100	$-	$191,100

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Canam Uranium Corp. (the “Company”), formerly Boulder Creek Explorations, Inc. is an exploration stage company that was organized to engage in the business of natural resource exploration in Canada and the United States.

Going concern

The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to October 31, 2006 in the amount of $384,606. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of October 31, 2006 the Company had issued 80,990,000 shares of common stock in the capital of the Company and had received proceeds of $485,400.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on June 7, 2004 in the State of Nevada. The Company’s fiscal year end is October 31.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Exploration stage company

The Company is considered to be in the exploration stage.

Natural resource properties

Natural resource properties consist of exploration and mining concessions, options and contracts. Acquisitions, leasehold costs and exploration costs are expensed as incurred until an independent feasibility study has determined that the property is capable of economic commercial production.

Reclamation costs

The Company's policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management's estimation of reclamation costs to be incurred. The accrued liability for reclamation expenditures is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

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

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

a) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

b) revenue and expense items at the average rate of exchange prevailing during the period.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net loss for the period.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2006 the Company had net operating loss carry-forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry-forwards.

Stock-based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", as issued by the Financial Accounting Standards Board (“FASB”), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", encourages the use of the fair value based method of accounting for stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or fair value of a company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

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

To October 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS 155 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT

The Company acquired through its previous President, an option to purchase a 100% undivided interest in two mining claims in the Lillooet Mining Division of British Columbia, Canada. The claims are named TIM and PUN and comprise of 36 claims.

Under the claim agreement (amended September 8, 2005 and March 31, 2006), annual payments of $25,000 commencing January 1, 2008 were required as long as an interest is held in the claims, and minimum exploration expenditures of $15,000 and $40,000 were required on or before October 31, 2006 and 2007.

The Board of Directors of the Company, after lengthy analysis prior to and during a board meeting of October 2, 2006 elected to refocus the Company's exploration activity into the area of uranium exploration, as they felt that there was better prospect for shareholder returns. Consequently, they chose not to renew these claims and allowed them to lapse.

On October 20, 2006, the Company entered into an agreement with El Nino Ventures Inc. to acquire a 60% option on the Bancroft properties in the Province of Ontario, Canada totaling 3,800 hectares over numerous individual claims. The option required the payment of CDN$40,000 on closing and subsequent payments of CDN$60,000 on November 15 2006, annual payments of CDN$20,000 as well as the payment of CDN$1,000,000 over a two year period on exploration activities. In addition, the Company has issued El Nino Ventures Inc. 275,000 post split shares of its stock, restricted under Rule 144 of the Securities Act of 1933. In order to earn an 80% option, the Company is required to issue a further 300,000 restricted post split shares and complete a further CDN$1,500,000 in exploration expenditures in the third and fourth year after the execution of the agreement. The properties are also subject to NSR payments of 3% in the event of mineral production, and the Company may purchase 1% of the NSR for CDN$250,000, or total purchase of the NSR for CDN$750,000.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share and 25,000,000 preferred shares with a par value of $0.001 per share..

As at October 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

On July 10, 2004 the Company issued 56,000,000 common shares at $0.001 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company.

On September 23, 2004 the Company issued 14,080,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company.

On October 15, 2004 the Company issued 2,240,000 shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company.

On May 1, 2006 the Company issued 5,360,000 shares at $0.00625 per share for net proceeds to the Company of $33,500.

On September 5 and September 7, 2006 the Company issued 700,000 common shares to several investors at $0.10 per share for net cash proceeds of $63,000 to the Company.

On October 13, 2006 the Company issued to two investors 600,000 shares at $0.25 per share, for net cash proceeds to the company of $135,000.

On October 13, 2006 the Company issued to two investors 450,000 shares at $0.10 per share, for net cash proceeds to the company of $40,500.

On October 13, 2006 the Company issued 260,000 shares to each of the 4 directors as compensation for their duties as directors. In addition, 260,000 shares were authorized for each of the CEO and CFO to reflect their additional responsibilities. The shares were valued at $0.1225 per share, the weighted average price of shares issued during the period.

On October 3 2006, the Board of Directors and majority shareholders agreed to a forward split of the Company's shares on an 8 for 1 basis, such that each shareholder would receive 8 new shares for each share currently held. This would become effective under Nevada law 10 days after the filing of the Certificate of Change under S78.209 of Nevada General Corporate Law. The board also agreed to increase the number of authorized common shares from 75,000,000 to 200,000,000 and to increase the number of preferred shares authorized from zero to 25,000,000. Further, and effective on the same date, the Board and the Company's majority shareholders agreed that the name of the Company would be changed from “Boulder Creek Explorations, Inc.” to Canam Uranium Corp. All filings were made and approved by the Nevada Secretary of State subsequent to the October 31, 2006 year end.

All references in these financial statements to number of shares, price per share and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year, 1,560,000 common shares valued at $191,100 were issued to the directors of the company.

The Company paid $43,710 in consulting fees to directors of the Company.

The Company entered into an option agreement to purchase mining claims (note 3), the annual payments will be made to its then sole director and President. These claims have subsequently been abandoned.

CANAM URANIUM CORP.
(Formerly Boulder Creek Explorations, Inc)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The Company owes a director and President of the Company $2,710. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

The Company owes the previous sole director and President of the Company $3,000. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments until year end were $3,416.

NOTE 6 - INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposes. As of October 31, 2006, the Company had net operating loss carry forwards of approximately $384,000 that may be available to reduce future years’ taxable income and will expire beginning in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carry-forwards.

NOTE 7 - NOTE PAYABLE

The Company issued a Note to a third party investor in the amount of $50,000 on September 6 2006 for a one year term, bearing interest at 10% per annum. The note is convertible into 200,000 post split shares of the Company at the Company's option when certain market conditions exist.

NOTE 8 - SUBSEQUENT EVENTS

On November 16, 2006, the company entered into an Agreement with Geomode Mineral Exploration Ltd. to acquire a 100% undivided interest in two mineral claims owned by Geomode known as the BALD and OYAMA claims in the Province of British Columbia, Canada, totalling 1,037 hectares. They are collectively known as the OK Lake claims. In order to earn its 100% interest, the Company is required to pay $25,000 on signing of the Agreement, issue 500,000 of its common shares (restricted) to the owner of the claims, and carry out exploration expenditures of $50,000, or issue 250,000 restricted shares on or before November 30, 2007, and exploration expenditures of $200,000 or 500,000 common shares (restricted) on or before November 30, 2008. The properties are subject to a 1% NSR which may be purchased by the Company for $1,000,000.

On November 29, 2006, the Company entered into an Agreement with Northwind Resources Ltd. to acquire a 100% interest in 11 mineral property titles, collectively known as the Wheeler-Beckett Claims in the Athabasca basin region of the Province of Saskatchewan, Canada, totalling 51,100 hectares in size. In order to earn its 100% interest, the Company is required to make cash payments of CDN$150,000 on Agreement execution date, CDN$100,000 on the anniversary of the Agreement execution date. In addition, the Company is required to issue 500,000 of its common shares (restricted) on execution date, and an additional 500,000 restricted shares on the anniversary date of the Agreement's execution. The property is subject to a 2.5 % NSR of which 2.0% may be purchased by the Company for CDN$1,000,000.

The company has received subscriptions for the purchase of 1,475,000 post split shares of its common stock from several investors at a price of $0.10 per share for net cash proceeds to the Company of $147,500.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports filed by us with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management. Based on their most recent evaluation, which was completed during the period covered by this report, our Chief Financial Officer believes that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) were effective as of October 31, 2006. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART III

Item 9. Directors and Executive Officers

CanAm’s directors and executive officers as of October 31, 2006 are as follows:

Name	Position	Appointment
Ryan Gibson	Chief Executive Officer, President and Chairman of the Board	August 11, 2006
David Hayes	Chief Financial Officer and Director	August 11, 2006
Charles Rendina	Director	August 17, 2006
Roger Connors	Director	August 17, 2006

Ryan Gibson, age 28, serves as our Chief Executive Officer, President and Chairman of the Board, and has previously served as a Director of Vocalscape Networks Inc., a public company whose securities are quoted the Over-the-counter bulletin board. Mr. Gibson has also served as a Director of Nevstar Precious Metals, a mining company listed on the Pinksheets. He is also currently the CEO and President of an Investor Relations firm called IR Investments Inc, located in Vancouver BC Canada. Mr. Gibson has over 8 years experience in international business, mainly within Canada, the USA, and South Africa.

Mr. David C. Hayes, age 59, serves as our Chief Financial Officer and a Director, has a Ph.D. in Accounting, and has served as Director and CFO for Moliris Corp, Penn Biotech Inc, Tribeworks Inc., and as a Director on several other public companies. Mr. Hayes served as CEO of a mining environmental remediation company, Reclamation Management Ltd. in 1991 - 1993 which was listed on the Toronto Stock Exchange (TSE). Mr. Hayes has over 20 years of experience as a senior executive in several private and public companies. His educational qualifications are a B. Econ (hons) from Monash University in Melbourne, Australia, and MA and Ph.D. in Accounting from Ohio State University.

Mr. Rendina, age 58, serves as a Director and has an LLB from the University of British Columbia and has served as director and general counsel for Lightyear Technologies Inc., Lightyear Technologies (USA) Inc., Golden Mountain Ventures Inc., BPS ONE, Inc. Mr. Rendina has served on numerous private and non-profit boards including as President and CFO of the Sudden Valley Community Association. Mr. Rendina is a member of the Law Society of British Columbia and of the Washington State Bar Association and has been advising public and private companies since 1989.

Mr. Connors, age 37, serves as a Director and has 12 years experience in corporate finance, public accounting and consulting, including extensive experience dealing with exploration and development stage companies and venture financing. Mr. Connors holds a Bachelor of Business Administration degree from Acadia University in Nova Scotia. He has been the controller and chief accountant of several public mining and oil and gas companies involved in international exploration programs. Mr. Connors was the Comptroller of Kimber Resources Inc. until June 2006.

None of our executive officers or key employees are related by blood, marriage or adoption to any other director or executive officer.

Director’s Compensation

As compensation for among other services and duties performed, each of our directors received 260,000 restricted shares of CanAm, and the CEO and CFO each received an additional 260,000 shares each

CanAm’s other directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the Company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Reasonable travel expenses of directors in connection with the performance of their duties for CanAm may be reimbursed upon approval of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of CanAm common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, CanAm believes that no filings on SEC Form 3 were timely made by David Hayes, Charles Rendina and Roger Connors.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has not adopted a code of ethics for the CEO and other senior financial officers because such code of ethics is not yet complete for review by the Board of Directors. The Company anticipates adopting a code of ethics in February 2007.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information with respect to our highest paid officers and directors for our fiscal year ended October 31, 2006. No other compensation was paid to any such officer or directors other than the cash compensation set forth below.

		Annual Compensation			Long-Term Compensation
					Awards		PayOuts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	All LTIP Payouts ($)	Other Compensation

Puneet Sharan (1)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ryan Gibson (2)	2006	-0-	-0-	16,927	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David Hayes (3)	2006	-0-	-0-	16,927	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Charles Rendina (4)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Roger Connors (5)	2006	-0-	-0-	16,927	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Sharan resigned as President, Chief Executive Officer and Director on August 11, 2006.

(2)	Mr. Gibson was appointed President and Chairman of the Board on August 11, 2006.

(3)	Mr. Hayes was appointed CFO and Director on August 11, 2006

(4)	Mr. Rendina was appointed as a Director on August 17, 2006.

(5)	Mr. Connors was appointed as a Director on August 17, 2006.

Stock Options Granted in the fiscal year ended October 31, 2006

The following table sets forth certain information concerning grants of options made during the fiscal year ended October 31, 2006 to the named executive officers.
Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees in 2006	Exercise or Base Price ($/SH)	Fair Market Value on Date of Grant	Expiration Date
Puneet Sharan	-0-	N/A	N/A	N/A	N/A
Charles Rendina	-0-	N/A	N/A	N/A	N/A
Roger Connors	-0-	N/A	N/A	N/A	N/A
Ryan Gibson	-0-	N/A	N/A	N/A	N/A
David Hayes	-0-	N/A	N/A	N/A	N/A

Aggregate Stock Option Exercises and Year-End Option Value Table

No information concerning option exercises in the fiscal year ended October 31, 2006 is being disclosed as we issued no options or other convertible securities to any officer or director during the year ended October 31, 2006.

Employment Agreement

Director’s Compensation

No directors receives any stated salary for their services as directors or members of committees of the board of directors during the fiscal-year ended October 31, 2006, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

We do not have an employee stock option plan or other employee compensation plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of October 31, 2006 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of October 31, 2006 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 78,630,000 shares issued and outstanding on a fully diluted basis, as of October 31, 2006.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)

Ryan Gibson (2) (President and Director) 1255 West Pender Street Vancouver, British Columbia Canada V6E 2V1	57,120,000 (2)	72.64%

David Hayes (Chief Financial Officer and Director) 1255 West Pender Street Vancouver, British Columbia Canada V6E 2V1	520,000	0%

Charles Rendina (Director) 1255 West Pender Street Vancouver, British Columbia Canada V6E 2V1	260,00	0%

Roger Connors (Director) 1255 West Pender Street Vancouver, British Columbia Canada V6E 2V1	260,000	0%

All officers and directors as a group (4 persons)	58,160,000	73.97%

(1) This table is based on 78,630,000 shares of common stock issued and outstanding on October 31, 2006.

(2) Mr. Gibson directly holds 35,560,000 shares of common stock and indirectly hold 16,400,000 shares of common stock through his direct interest in IR Investments Inc., which holds 16,400,000 shares of common stock. Mr. Gibson controls the voting power of all 16,400,000 shares of common stock held by IR Investments.

Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits.

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

Item 15.  Principal Accountant Fees And Services.

Audit Fees

CanAm was billed by its accountants approximately $7,000 and $5,000 during the years ended October 31, 2006 and 2005, respectively for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

CanAm was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

CanAm was not billed any fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended October 31, 2006 and 2005.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended October 31, 2006 and 2005.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of MacKay, LLP was approved by the Board of Directors as the principal auditors for CanAm. All current members of the Company’s Board of Directors currently serve as the audit committee. The board plans to establish, but has not yet established, pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, CanAm Uranium Corp. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CANAM URANIUM CORP.

Date: February 12, 2006	By:	/s/ Ryan Gibson
Ryan Gibson, President

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation of the Company (1)
3.1.2	Certificate of Change*
3.1.2	Certificate of Amendment to Articles of Incorporation of the Company*
3.2.1	Bylaws of the Company (1)
10.1	Option to Purchase Agreement (1)
10.2	Amended Option to Purchase Agreement (1)
10.3	Option Agreement dated November 29, 2006 by and between the Company and Northwind Resources Ltd. (2)
31.1	Certification of Chief Executive Officer of CanAm Uranium Corp. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of CanAm Uranium Corp. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certification of President and Chief Financial Officer of CanAm Uranium Corp. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2006.

*Filed herewith.