Form 10QSB
period 2007-01-31
CanAm Uranium Corp
filed 2007-03-19
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No.

CANAM URANIUM CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1255 West Pender Street
Vancouver, British Columbia
Canada V6E 2M4
(Address of principal executive offices, zip code)

(604) 288-7703
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 15, 2007 there were 84,190,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

CANAM URANIUM CORP.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JANUARY 31, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB of Canam Uranium Corp. (the “Company” or “Canam”) contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the Company’s ability to (i) develop and sell minerals, (ii) raise sufficient funds to maintain its permits and licenses to explore for minerals and otherwise continue its operations, (iii) the market price for certain minerals for which the Company may explore and develop, (iv) general economic, market or business conditions, and (v) other factors discussed in Canam's filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANAM URANIUM CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007
(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

CANAM URANIUM CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2007	October 31, 2006

CURRENT ASSETS
Cash	$-	$306,921
Prepaid Expenses		2,500
TOTAL CURRENT ASSETS	-	309,421
FIXED ASSETS (net of depreciation)	780	840

TOTAL ASSETS	$780	$310,261

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Overdraft	$20,248	$-
Note Payable (Note 7)	52,084	50,000
Accounts payable and accrued liabilities	29,390	10,000
Due to related party ( Note 5)	5,720	5,720

	107,442	65,720

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIENCY (Note 4)
Preferred Stock 25,000,000 authorized with no par value Common stock, 200,000,000 shares authorized with $0.001 par value Issued and outstanding
84,190,000 common shares (October 31, 2006 - 80,990,000)	13,324	10,124
Additional paid-in-capital	777,423	475,276
Share Subscriptions	48,750	152,347
Deficit accumulated during exploration stage	(946,159)	(393,206)

	(106,662)	(244,541)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$780	$310,261

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended January 31, 2007	For the three month period ended January 31, 2006	June 7, 2004 (inception) to January 31, 2007

GENERAL AND ADMINISTRATIVE EXPENSES

Mining property costs	$452,716	$-	$497,664
Office and general	31,070	180	52,254
Professional fees	68,594	3,000	197,353
Regulatory and filing fees	573	370	7,786
Director's fees	-	-	191,100

	552,953	3,550	946,158
NET LOSS FOR THE PERIOD	$(552,953)	$3,550	$(946,158)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,668,260	72,320,000

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO January 31, 2007
(unaudited)

	Common Stock		Additional	Deficit Accumulated During
	Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity
Balance, June 7, 2004	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.000125 per share, to the sole director and president September, 2004	56,000,000	56,000	(49,000)	-	-	7,000

Common stock issued for cash at $0.0009375 per share on September 23, 2004	14,080,000	14,080	(880)	-	-	13,200

Common stock issued for cash at $0.0009375 per share on October 15, 2004	2,240,000	2,240	(140)	-	-	2,100

Net loss for the period June 7, 2004 (inception) to October 31, 2004	-	-	-	(6,194)	-	(6,194)

Balance, October 31, 2004	72,320,000	72,320	(50,020)	(6,194)	-	16,106

Net loss for the year ended October 31, 2005	-	-	-	(17,020)	-	(17,020)

Balance, October 31, 2005	72,320,000	72,320	(50,020)	(23,214)	-	(914)

Common stock issued for cash at $0.00625 per share, May 1, 2006	5,360,000	670	32,830	-	-	33,500

Common stock issued for cash at $0.25 per share and $0.10 per share, October 13, 2006 net of stock offering costs	1,050,000	131	175,369	-	-	175,500

Common stock issued for services, October 13, 2006	1,560,000	1,560	189,540	-	-	191,100
Subscriptions received in advance	-	-	-	-	152,347	152,347
Net loss for the year ended October 31, 2006	-	-	-	(369,992)	-	(369,992)

Balance, October 31, 2006	80,990,000	80,990	404,410	(393,206)	152,347	244,541

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY(CONTINUED)

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO January 31, 2007
(unaudited)

Common Stock		Additional	Deficit Accumulated During
Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity

Common stock issued for cash at $0.10 per share on November 15 2006	1,725,000	1,725	156,122	-	(152,347)	5,500

Common stock issued for properties November 2006 (Valued at $0.10 per share)	1,475,000	1,475	146,025	-	-	147,500

Subscriptions received in advance					48,750	48,750

Net loss for the period ending January 31 2007	-		-	(552,953)	-	(552,953)

Balance, January 31, 2007	84,190,000	13,324	777,423	(946,159)	48,750	(106,662)

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the three month period ended January 31, 2007	For the three month period ended January 31, 2006	June 7, 2004 (inception) to January 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(552,953)	(3,550)	(946,159)
Adjustment to reconcile net loss
to net cash from operating activities:
- depreciation	60	60	420
- director's fees	-	-	191,100
- stock issued for mining claims	147,500	-	147,500
- interest expense	2,084	-	2,084
- prepaid expenses	2,500	-
- accounts payable and accrued liabilities	19,390	(2,000)	29,390

NET CASH USED IN OPERATING ACTIVITIES	(381,419)	(1,490)	(575,665)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	-	-	(1,200)

NET CASH FLOWS USED IN INVESTING ACTIVITY			(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	54,250	-	500,897
Note Payable	-	-	50,000
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,250		556,617

(DECREASE) INCREASE IN CASH	(327,169)	(1,490)	(20,248)

CASH, BEGINNING OF PERIOD	306,921	3,506	-

CASH, END OF PERIOD	$(20,248)	$2,016	$(20,248)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$ -
Cash paid for income taxes	$-	$-	$ -

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Canam Uranium Corp. (the “Company”) is an exploration stage company that was organized to engage in the business of natural resource exploration in the United States and Canada..

Going concern

The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended January 31 2007 in the amount of $946,158. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of January 31, 2007 the Company had issued 84,190,000 shares of common stock in the capital of the Company and had received proceeds of $452,147.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

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

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at January 31, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has also adopted the provisions of the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To January 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

CANAM URANIUM CORP
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31 2007

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

CANAM URANIUM CORP
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31 2007

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share, and 25,000,000 preferred shares with no par value.

As at January 31, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

CANAM URANIUM CORP
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31 2007

NOTE 4 - STOCKHOLDERS’ EQUITY (continued)

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

The Company owes a director and President of the Company $5,720. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

The Company owes the previous sole director and President of the Company $3,000. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments until January 31 2007 were $14,306.

NOTE 6 - INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposes. As of October 31, 2006, the Company had net operating loss carry forwards of approximately $54,705 that may be available to reduce future years’ taxable income and will expire in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carryforwards.

NOTE 7 - NOTE PAYABLE

The Company issued a Note to a third party investor in the amount of $50,000 on September 6 2006 for a one year term, bearing interest at 10% per annum. The note is convertible into 200,000 post split shares of the Company at the Company's option when certain market conditions exist. The balance includes accrued interest of $2,084 at January 31,2007.

NOTE 8 - SUBSEQUENT EVENTS

In November 2006, the Company issued a total of 1,475.000 shares as part payment for the El Nino property (275,000 restricted shares), the OK lake properties (500,000 restricted shares.) and the Wheeler -Beckett claims (700,000 restricted shares in total, including fees), for a total of 1,475,000 shares.

Also in November, the Company issued 1,725,000 shares to various investors who had subscribed for shares at prices of $0.10 and $0.25 per share. Proceeds net of finder's fees were $157,847.

Between February 2, 2007 and March 14, 2007, the Company received subscriptions for 985,000 shares at prices ranging from $0.10 to $0.25 per share, for total proceeds of $231,250. On March !, 2007, the first tranche of $125,000 from the option exercise was also received (see next paragraph)..

Also, on February 2, 2007, the Company signed an option agreement with a third party to acquire 600,000 shares at $1 per share on or before April 1, 2007, and a further 666,667 shares at $1.50 per share on or before January 1 2008, for total proceeds to the Company of $1,600,000 if both options are exercised. On March 5, 2007 the Company was notified by the optionee that it was bringing forward the exercise date of the first option to March 23, 2007 and the second to May 25, 2007. The optionee was the issuer of the Note arranged in September of 2006, and agreed to pay for the option by waiving the interest on the note.

In addition, on February 3, 2007, the Company borrowed $300,000 from third parties which was placed in escrow pending additional property acquisitions. The terms required interest totaling $30,000 plus the issuance of 30,000 restricted shares of the Company, both payable at maturity. The maturity dates are March 15, 2007 and April 2, 2007. The Note due March 15, 2007 was repaid on that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Overview

References in this Quarterly Report of Form 10-QSB to “CanAm”, “the Company”, “we”, “us,” and “our” refer to CanAm Uranium Corp., a Nevada corporation. The Company split its shares on an 8 for 1 basis effective November 16 2006. All references to shares in this document refers to post split numbers.

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

On November 16, 2006, the company entered into an Agreement with Geomode Mineral Exploration Ltd. to acquire a 100% undivided interest in two mineral claims owned by Geomode known as the BALD and OYAMA claims in the Province of British Columbia, Canada, totaling 1,037 hectares. They are collectively known as the OK Lake claims. In order to earn its 100% interest, the Company was required to pay $25,000 on signing of the Agreement (which it paid), issue 500,000 of its shares of common stock to the owner of the claims, and carry out exploration expenditures of $50,000 on or before November 30, 2007 and $50,000 on or before November 30 2008.

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

To exercise its option to acquire the leases for the Wheeler-Beckett claims, CanAm must pay $211,864 (CDN $250,000) and issue 1,000,000 restricted shares of common stock to Northwind. The payment schedule under the Property Option Agreement provides for an initial payment of $127,119 (CDN $150,000), and 500,000 restricted shares of CanAm’s common stock, which payment was made to Northwind on November 29, 2006. To complete the exercise of its option, CanAm must pay to Northwind $84,746 (CDN $100,000) and 500,000 restricted shares of common stock not later than the first year anniversary date of the date of the Property Option Agreement. Additionally, the Property Option Agreement provides, among other things, that CanAm pay a royalty equal to two and one-half percent (2.5%) of net returns from future production, four-fifths (4/5) of such 2.5% of which CanAm may purchase for $847,460 (CDN $1,000,000). Within the first year, starting September 26, 2006,the date on which the claim was originally posted, there are no obligations for exploration fees associated with regulations of the Saskatchewan Provincial Government for Mining Claims up to September 26,2007, however, CanAm Uranium Corp must pay or incur exploration costs of up to $10.17 per hectare ($12 CDN) or $519,661 ($613,200 CDN) when multiplied by the claim size of 51,100 hectares after September 26, 2007 per year to maintain the claims. At the claim anniversary date of 10 years, this cost increases to $21.19 ($25CDN) per hectare. Filing of the exploration fees are required annually by the Saskatchewan Government and therefore, the claims require the Company to submit and pay for nominal expenses associated with preparing the documentation for the Saskatchewan Government.

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

To date we have not performed any work on the properties. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. There are no native land claims that affect title to the properties. The claims are unencumbered and there are no competitive conditions which affect them. Further, we have no insurance covering the claims. We believe that no insurance is necessary since the claims are unimproved and contain no buildings or improvements. Going forward, we will try to interest other companies in the properties if mineralization is found, as we may not have the resources to develop them ourselves.

Proceeds Raised through Sale of Shares

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share. On July 10, 2004 the Company issued 56,000,000 common shares at $0.000125 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company. On October 15, 2004 the Company issued 2,240,000 shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 3,680,000 shares at $0.00625 per share from twenty-eight individuals for net proceeds to the Company of $23,000. The shares were issued on May 1 2006. On May 15, 2006 the Company issued 1,680,000 common shares of the Company’s stock to two investors at $0.00625 per share, for net cash proceeds to the Company of $10,500. On August 24 2006, subscriptions were received from two investor for 700,000 shares at $.10 per share for gross proceeds of $70,000.Additional subscriptions have been received for 2,775,000 shares at prices ranging from $0.10 to $0.25 per share over the last quarter.

The Company's common stock is quoted on the OTC Bulletin Board under the symbol CAUI.

Cash Requirements and Need for Additional Funds

As of January 31, 2007, the current cash on hand was $0. Although management believes the Company will be able to raise sufficient funds to maintain its minimal operations and maintain its status as a reporting company for at least the next four months, the Company will be required to raise funds of approximately $1,000,000 within the next four months in order to satisfy the terms of the above described Option Agreements. (See Note 8 to Financial Statements above). If the Company is unable to raise the necessary funds through an offering of its shares it would have to find additional funds either through loans from a financial institution or by its officers. Management cannot provide any assurance that a financial institution would lend money to the Company based upon the fact it has no revenue generating operations. Moreover, there is no agreement or otherwise in place for the officers of the Company to lend funds to the Company at any time.

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

ITEM 3. CONTROLS AND PROCEDURES.

As of the period covered by this report, Canam carried out an evaluation, under the supervision and with the participation of its management, including David Hayes, Canam's Chief Financial Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Canam's Chief Financial Officer concluded that Canam's disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that Canam is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in Canam 's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Form 8-K Filings

On December 18, 2006, Canam Uranium filed a Form 8-K disclosing the entering into of an option agreement to acquire certain properties in the Province of Saskatchewan, Canada.

On March 13, 2007, Canam Uranium filed a Form 8-K disclosing the resignation of Roger Connors as a director and the appointment of Michael Hitch as a director of the Company. In addition, the details of a short term loan that the Company had entered into were also disclosed in the same filing.

(b) Exhibits

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.3	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canam Uranium Corp.
(Name of Registrant)

Date: March 16, 2007	By:	/s/ David Hayes
David Hayes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.2.2	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.2.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.