Form 10QSB/A
period 2007-01-31
CanAm Uranium Corp
filed 2007-03-27
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

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
(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

CANAM URANIUM CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	January 31, 2007	October 31, 2006

CURRENT ASSETS
Cash	$-	$306,921
Prepaid Expenses		2,500
TOTAL CURRENT ASSETS	-	309,421
FIXED ASSETS (net of depreciation)	780	840

TOTAL ASSETS	$780	$310,261

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Overdraft	$20,248	$-
Note Payable (Note 7)	52,084	50,000
Accounts payable and accrued liabilities	29,390	10,000
Due to related party ( Note 5)	5,720	5,720

	107,442	65,720

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIENCY (Note 4)
Preferred Stock 25,000,000 authorized with no par value Common stock, 200,000,000 shares authorized with $0.001 par value Issued and outstanding
84,190,000 common shares (October 31, 2006 - 80,990,000)	84,190	80,990
Additional paid-in-capital	706,557	404,410
Share Subscriptions	48,750	152,347
Deficit accumulated during exploration stage	(946,159)	(393,206)

	(106,662)	(244,541)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$780	$310,261

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended January 31, 2007	For the three month period ended January 31, 2006	June 7, 2004 (inception) to January 31, 2007

GENERAL AND ADMINISTRATIVE EXPENSES

Mining property costs	$452,716	$-	$497,664
Office and general	31,070	180	52,254
Professional fees	68,594	3,000	197,355
Regulatory and filing fees	573	370	7,786
Director's fees	-	-	191,100

	552,953	3,550	946,159
NET LOSS FOR THE PERIOD	$(552,953)	$3,550	$(946,159)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,668,260	72,320,000

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

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY(CONTINUED)

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO January 31, 2007
(unaudited)

Common Stock		Additional	Deficit Accumulated During
Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity

Common stock issued for cash at $0.10 per share on November 15 2006	1,725,000	1,725	156,122	-	(152,347)	5,500

Common stock issued for properties November 2006 (Valued at $0.10 per share)	1,475,000	1,475	146,025	-	-	147,500

Subscriptions received in advance					48,750	48,750

Net loss for the period ending January 31 2007	-		-	(552,953)	-	(552,953)

Balance, January 31, 2007	$84,190,000	$84,190	$706,557	$(946,159)	$48,750	$(106,662)

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the three month period ended January 31, 2007	For the three month period ended January 31, 2006	June 7, 2004 (inception) to January 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(552,953)	$(3,550)	$(946,159)
Adjustment to reconcile net loss
to net cash from operating activities:
- depreciation	60	60	420
- director's fees	-	-	191,100
- stock issued for mining claims	147,500	-	147,500
- interest expense	2,084	-	2,084
- prepaid expenses	2,500	-
- accounts payable and accrued liabilities	19,390	(2,000)	29,390

NET CASH USED IN OPERATING ACTIVITIES	(381,419)	(1,490)	(575,665)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	-	-	(1,200)

NET CASH FLOWS USED IN INVESTING ACTIVITY	-	-	(1,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	54,250	-	500,897
Note Payable	-	-	50,000
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,250		556,617

(DECREASE) INCREASE IN CASH	(327,169)	(1,490)	(20,248)

CASH, BEGINNING OF PERIOD	306,921	3,506	-

CASH, END OF PERIOD	$(20,248)	$2,016	$(20,248)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

Going concern

The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended January 31 2007 in the amount of $946,159. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of January 31, 2007 the Company had issued 84,190,000 shares of common stock in the capital of the Company and had received proceeds of $452,147.

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

NOTE2 - BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended October 31, 2006. The Company applies the same accounting policies and methods in these interim financial statements as those in the audited annual financial statements.

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
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31 2007

NOTE 4 - STOCKHOLDERS’ EQUITY (continued)

In November 2006, the Company issued a total of 1,475,000 shares as part payment for the El Nino property (275,000 restricted shares), the OK lake properties (500,000 restricted shares.) and the Wheeler -Beckett claims (700,000 restricted shares in total, including fees), for a total of 1,475,000 shares.

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

NOTE 8 - SUBSEQUENT EVENTS

Between February 2, 2007 and March 14, 2007, the Company received subscriptions for 985,000 shares at prices ranging from $0.10 to $0.25 per share, for total proceeds of $231,250. On March 1, 2007, the first tranche of $125,000 from the option exercise was also received (see next paragraph)..

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

Proceeds Raised through Sale of Shares

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share. On July 10, 2004 the Company issued 56,000,000 common shares at $0.000125 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 14,080,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company, On October 15, 2004 the Company issued 2,240,000 shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 3,680,000 shares at $0.00625 per share from twenty-eight individuals for net proceeds to the Company of $23,000. The shares were issued on May 1 2006. On May 15, 2006 the Company issued 1,680,000 common shares of the Company's stock to two investors at $0.00625 per share, for net cash proceeds to the Company of 510,500. On August 24 2006, subscriptions were received from two investors for 700,000 shares at $.10 per share for net cash proceeds of $70,000. On November 15, 2006 the Company issued 1,725,000 shares at prices ranging from $0.10 to $0.25 per share for net cash proceeds of $157,847. Additional subscriptions have been received for 325,000 shares at prices ranging from $0.10 to $0.25 per share for net cash proceeds of $48,750 over the last quarter.

The Company's common stock is quoted on the OTC Bulletin Board under the symbol CAULOB.

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

Canam Uranium Corp.
(Name of Registrant)

Date: March 27, 2007	By:	/s/ David Hayes
David Hayes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.2.2	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.2.3	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.