Form 10QSB
period 2007-04-30
CanAm Uranium Corp
filed 2007-06-19
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No. 000-52259

CANAM URANIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	98 - 0207554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2007 there were 86,110,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and as of June 19, 2007 there were 86,660,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

CANAM URANIUM CORP.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED APRIL 30 2007

INDEX

Index		Page

Part I.	Financial Information
Item 1. Financial Statements

Interim Balance Sheet as of April 30, 2007 (unaudited)

Interim Statements of Operations - for the three months and six months ended April 30, 2007 and 2006 (unaudited).

Interim Statement of Stockholder's Equity

Interim Statements of Cash Flows for the six months ended April 30, 2007 and 2006 (unaudited)

Notes to Unaudited Interim Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II.	Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Signatures

Certifications

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

April 30, 2007
(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

CANAM URANIUM CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	April 30 2007	October 31 2006
	Unaudited

CURRENT ASSETS
Cash	$641,312	$306,921
Prepaid Expenses	-	2,500

TOTAL CURRENT ASSETS	641,312	309,421

FIXED ASSETS (net of depreciation)	5,191	840

TOTAL ASSETS	$646,503	$310,261

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	10,495	10,000
Due to related party (Note 5)	5,720	5,720
Note payable (Note 7)	52,084	50,000

	68,299	65,720
Derivative contract liability	331,897	-

	400,196	65,720

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIENCY (Note 4)
Preferred Stock 25,000,000 authorized with no par value Common stock, 200,000,000 shares authorized with $0.001 par value
Issued and outstanding
86,110,000 common shares (October 31, 2006 - 80,990,000)	86,110	80,990
Additional paid-in-capital	3,562,252	404,410
Share Subscriptions	-	152,347
Deficit accumulated during exploration stage	(3,402,055)	(393,206)

	246,307	244,541

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$646,503	$310,261

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended April 30 2007	For the three month period ended April 30 2006	For the six month period ended April 30 2007	For the six month period ended April 30 2006	June 7, 2004 (inception) to April 30 2007
	$	$	$	$	$
REVENUE
Interest revenue	1,653	-	1,653	-	1,653
GENERAL AND ADMINISTRATIVE EXPENSES
Gain on derivative	(26,597)	-	(26,597)	-	(26,597)
Derivative financing fees	46,604	-	46,604	-	46,604
Derivative interest	302,673	-	302,673	-	302,673
Stock option benefit	1,711,333	-	1,711,333	-	1,711,333
Mining property costs	-	3,485	399,321	3,485	444,270
Acquisition cost	91,486	-	144,881	-	144,881
Exploration expenditure
Office and general Publication and promotion	33,445 51,155	717 -	62,432 51,155	897 -	83,617 51,155
Professional fees Interest expense Financing fees	123,707 30,000 43,750	2,600 - -	192,301 32,083 43,750	5,600 - -	321,060 32,083 43,750
Regulatory and filing fees	4,493	372	5,066	742	12,279
Director's fees	45,500	-	45,500	-	236,600

	2,457,549	7,174	3,010,502	10,724	3,403,708
NET LOSS FOR THE PERIOD	(2,455,896)	(7,174)	(3,008,849)	(10,724)	(3,402,055)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,522,022	72,320,000	84,088,066	72,320,000

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO April 30, 2007
(unaudited)

Common Stock				Additional	Deficit Accumulated During
Number of Shares	Amount	Paid in Capital			Exploration Stage		Share Subscriptions		Stockholders’ Equity
			$	$		$	$	$
Balance, June 7, 2004	-	-		-	-		-		-
Common stock issued for cash at $0.000125 per share, to the sole director and president September, 2004	56,000,000	56,000		(49,000)	-		-		7,000

Common stock issued for cash at $0.0009375 per share on September 23, 2004	14,080,000	14,080		(880)	-		-		13,200

Common stock issued for cash at $0.0009375 per share on October 15, 2004	2,240,000	2,240		(140)	-		-		2,100

Net loss for the period June 7, 2004 (inception) to October 31, 2004	-	-		-	(6,194)		-		(6,194)

Balance, October 31, 2004	72,320,000	72,320		(50,020)	(6,194)		-		16,106

Net loss for the year ended October 31, 2005	-	-		-	(17,020)		-		(17,020)

Balance, October 31, 2005	72,320,000	72,320		(50,020)	(23,214)		-		(914)
Common stock issued for cash at $0.00625 per share May 1 2006 Common stock issued for cash at $0.10 per share, September 5 and September 7, 2006, net of stock offering costs	5,360,000 700,000	5,360 700		28,140 62,300	- -		- -		33,500 63,000

Common stock issued for cash at $0.25 per share and $0.10 per share, October 13, 2006 net of stock offering costs	1,050,000	1,050		174,450	-		-		175,500

Common stock issued for services, October 13, 2006	1,560,000	1,560		189,540	-		-		191,100
Subscriptions received in advance	-	-		-	-		152,347		152,347
Net loss for the year ended October 31, 2006	-	-		-	(369,992)		-		(369,992)

Balance, October 31, 2006	80,990,000	80,990		404,410	(393,206)		152,347		244,541

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO April 30, 2007
(unaudited)

		Common Stock			Additional	Deficit Accumulated During
	Number of Shares		Amount	Paid in Capital		Exploration Stage		Share Subscriptions		Stockholders’ Equity

Balance, October 31, 2006		80,990,000		80,990	404,410	(393,206)	152,347		244,541
Common stock issued for cash at $0.10 per share on November 15 2006		1,725,000		1,725	156,122	-	(152,347)		5,500

Common stock issued for properties November 2006 (Valued at $0.10 per share)		1,475,000		1,475	146,025	-	-		147,500

Subscriptions received in advance
Common stock issued for cash:
At $0.10 or $0.25 per share
Options exercised at $1.00 per share
April 16, 2007
Common stock Issued for services valued at $0.175 per share, April 2007
		- 810,000 600,000 510,000		- 810 600 510	- 153,549 599,400 88,740	- - - - -	48,750 (48,750) - -		48,750 105,609 - 600,000 89,250
Debenture option		-		-	302,673	-	-		302,673
Stock option benefit		-		-	1,711,333	-	-		1,711,333
Net loss for the period ending April 30, 2007		-		-	-	(3,008,849)	-		(3,008,849)

Balance, April 30, 2007		86,110,000		86,110	3,562,252	(3,402,055)	-		246,307

The accompanying notes are an integral part of these Interim financial statements

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the six month period ended April 30, 2007	For the six month period ended April 30, 2006	June 7, 2004 (inception) to April 30, 2007
		$$	$

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	(3,008,849)	(10,724)	(3,402,055)
Adjustment to reconcile net loss to net cash from operating activities:
Non cash expenses:
- gain on derivative	(26,597)	-	(26,597)
- derivative financing fees	46,604	-	46,604
- stock option benefit	1,711,333	-	1,711,333
- loss on derivative contract	302,673	-	302,673
- depreciation	120	120	480
- stock issued for director's fees - stock issued for services	45,500 43,750	- -	236,600 43,750
- stock issued for mining claims	147,500	-	147,500
Accounts payable and accrued liabilities	495	400	10,495
Prepaid expenses	2,500	-	-

NET CASH USED IN OPERATING ACTIVITIES	(734,971)	(10,204)	(929,217)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	4,471	-	3,271

NET CASH FLOWS USED IN INVESTING ACTIVITY	4,471	-	3,271

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	750,907	23,000	1,197,564
Repayment of notes payable	(300,000)	-	(300,000)
Note payable and derivative contract liability	613,974	-	663,974
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,064,891	23,000	1,567,258

INCREASE IN CASH	334,391	12,796	641,312

CASH, BEGINNING OF PERIOD	306,921	3,506	-

CASH, END OF PERIOD	641,312	16,302	641,312

SUPPLEMENTAL CASH FLOW INFORMATION:		$	$	$
Cash paid for interest	-		-		-
Cash paid for income taxes	-		-		-
Common stock issued for acquisition of mineral property	147,500		-		147,500

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2007

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Canam Uranium Corp. (the “Company”) is an exploration stage company that was organized to engage in the business of natural resource exploration in the United States and Canada. The Company was incorporated on June 7, 2004 in the State of Nevada and has an October 31 fiscal year end.

Going concern
The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended April 30 2007 in the amount of $3,390,798. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of April 30, 2007 the Company had issued 86,160,000 shares of common stock in the capital of the Company and had received cash of $1,206,506.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

The organization and business of the Company, significant accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended October 31, 2006.

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

NOTE 2 - FIXED ASSETS

Fixed assets consist of the following:

	April 30	October 31
	2007	2006
Computer equipment	1,200	$1,200
Furniture and fixtures	4,471	-
Total	5,671	1,200
Less accumulated depreciation	480	360
Net book value	$5,191	$840

Computer equipment is amortized at 20% per annum on a straight line basis.
Furniture and equipment was acquired at the end of the quarter - amortization will commence May 1, 2007 at 20% per annum on a straight line basis.

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

In March 2007, the Company advanced $55,555 to El Nino Resources for the first phase of the spring drilling program on the Bancroft properties. In addition, the Company paid a total of $15,730 in February and April 2007 for the extensive preliminary mapping of the Wheeler Beckett claims.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share, and 25,000,000 preferred shares with no par value.

As at April 30, 2007 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

In April 2007, the Company issued 1,410,000 shares to various investors who had subscribed for shares at prices ranging from $0.10 to $1.00 per share, for proceeds of $754,359 and issued 250,000 common shares valued at $0.175 per share for fees associated with a debenture financing.

All references in these financial statements to number of shares, price per share and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

OPTIONS TO ACQUIRE SHARES OF COMMON STOCK

The Company granted consultants to the Company options to acquire 2,650,000 shares of common stock of the Company at $1.19 per share within five years from February 19, 2007. In order to calculate the option expense of $1,711,333, the Company used the Black-Scholes option pricing formula assuming a risk free rate of 4.7% and due to limited market pricing data for the shares, a variability factor of 100%.

See also Note 7

NOTE 5 - RELATED PARTY TRANSACTIONS

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

The Company owes a director and President of the Company $2,720. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

The Company owes the previous sole director and President of the Company $3,000. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments until April 30, 2007 were $29,107. In April 2007 the Company issued 260,000 shares to a director for his services fairly valued at $45,500.

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

NOTE 7 - NOTES PAYABLE

The Company issued a Note to a third party investor in the amount of $50,000 on September 6 2006 for a one year term, bearing interest at 10% per annum. The note is convertible into 200,000 post split shares of the Company at the Company's option when certain market conditions exist. The balance includes accrued interest of $2,083 at April 30, 2007. On January 31 2007, the party agreed to waive its interest on the note in exchange for an option to acquire 600,000 shares of the Company’s common stock at $1 per share on or before April 1, 2007, and 666,667 shares at

$1.50 per share on or before January 1, 2008. During the quarter, the investor exercised its first option, and indicated that it would bring forward the exercise date of the second option to May 31, 2007.

On March 2, 2007 the Company signed an agreement with Divine Capital Markets LLC to raise convertible debenture financing for the Company. The terms of the debenture were for a maximum of $400,000 to be raised at an interest rate of 6% for three years. The debentures are convertible into common shares of the Company at the greater of 75% of the 20 day average closing bid price of the Company stock and $.05 per share at any time on or after six months from the date of issuance of the debenture. Divine was entitled to receive 250,000 restricted shares of the Company, as well as a 13% commission on proceeds. Net proceeds received by the Company were $311,890. During the quarter ended April 30, 2007 the Company borrowed, on a bridge financing, $300,000 from two unrelated parties. The bridge loans were repaid in the same quarter, plus interest of $30,000.

NOTE 8 - SUBSEQUENT EVENTS

On May 1 2007, the Company advanced $495,652 to G. Santos Exploration as a deposit against an aerial electromagnetic survey of the Wheeler Beckett claims in the Athabasca Basin in Saskatchewan, Canada. This survey will be completed during the summer of 2007.

On May 25, 2007 the Company borrowed $200,000 from Confederated Capital Corp. to meet financial commitments on the Bancroft project. The terms of the loan require it to be repaid with 10% interest on or before July 25, 2007. Also on May 25, 2007, the Company received notice from Advantage Systems Enterprises that it would not bring forward the exercise date of its option to acquire 666,667 shares at $1.50 due to a weakening in the market price for the Company’s stock. The option is due to expire on January 1 2008.

The Company also acquired additional properties in Saskatchewan and Ontario, Canada. On May 28th 2007, the Company agreed to finalize its acquisition of the Don McCarthy claim in the Athabasca basin area of Saskatchewan, Canada from Geomode Mineral Exploration Ltd. To earn a 100% interest in the Don McCarthy Claim, CanAm is required to pay an aggregate of US$400,000 and issue 3,000,000 common shares to the vendor over three years. First year commitments require the issuance of 2,000,000 common shares and payment of $100,000, of which $50,000 is due upon closing (paid) and $50,000 is to be paid on or before December 22, 2007. The balance of commitments calls for the payment of $100,000 and 500,000 shares on or before May 25th, 2008, and the payment of $200,000 and 500,000 shares on or before May 25th, 2009. A one percent (1%) NSR has been reserved in favor of the vendor, which can be purchased by CanAm for $3,000,000.

On June 1, 2007, the Company completed an agreement to acquire a 100% interest in the Reilly Uranium Property in the Sault St. Marie district of Ontario Canada from Rubicon Minerals Corp. The terms of the transaction include the option to purchase 100% of the property by the staged issuance of 80,000 CanAm common shares and $110,000 in cash payments in Canadian Dollars. The underlying vendor retains a 2% NSR royalty of which 1% can be bought back by the Company for $1 million and the first right of refusal for the remaining 1%. The payment schedule is as follows: an ``Initial Payment'' of $30,000 on signing of this Option Agreement, an additional $10,000 on the first anniversary date of the Option Agreement, an additional $15,000 on the second anniversary date of the Option Agreement; an additional $20,000 on the third anniversary date of the Option Agreement; and, a final payment of an additional $35,000 on the fourth anniversary date of the Option Agreement. Issue to the Owners a total of 80,000 common 144 shares in the capital stock of CanAm for the grant of the Mineral Claims according to the following schedule, 20,000 common shares to the Owner within 10 days of the approval of the terms of this Option Agreement; 20,000 additional common shares on the first anniversary date of the Option Agreement; 20,000 additional common shares on the second anniversary date of the Option Agreement; and, 20,000 additional common on the third anniversary date of the Option Agreement.

On June 15, 2007 the Company issued 500,000 shares of common stock pursuant to a consulting agreement for services rendered and filed under a Form S8.

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

The Company began drilling on the Bancroft properties in April of 2007, and preliminary results were announced in a news release on May 11, 2007.

CanAm released assay results for the first four drill holes. Best results to date have been achieved in DDH H-4, the upper hole on the second or easternmost section drilled. Eight radioactive pegmatite dikes were intersected within an interval of 24 metres. Assays/width ranged from 0.01 per cent uranium oxide (U3O8) (0.2 pound per ton) over 0.11 m to 0.31 per cent U3O8 (6.2 pounds per ton) over 1.52 metres. Average weighted grade of the dikes was 0.09 per cent U3O8 (1.8 pounds per ton) with a cumulative width of 8.9 metres. Anomalous amounts of certain heavy rare earth elements have been noted. In Sample 8027 from DDH H-4, 18 grams per tonne (g/t) scandium was reported along with 0.10 per cent U3O8 (two pounds per ton) across an interval of 1.31 metres.

Details of the results include:

* First round of drilling on Halo confirms historical results by intercepting average grade of 0.09 per cent (1.6 pounds) U3O8 over 8.9 metres (34 feet), including 0.31 per cent U3O8 (6.2 pounds per ton) over 1.52 metres; *drill program continues on second of seven other known historical targets; * drilling continues and trenching program to begin for six other prospects.

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

Proceeds Raised through Sale of Shares

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share. On July 10, 2004 the Company issued 56,000,000 common shares at $0.000125 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company. On October 15, 2004 the Company issued 2,240,000 shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 3,680,000 shares at $0.00625 per share from twenty-eight individuals for net proceeds to the Company of $23,000. The shares were issued on May 1 2006. On May 15, 2006 the Company issued 1,680,000 common shares of the Company’s stock to two investors at $0.00625 per share, for net cash proceeds to the Company of $10,500. On August 24 2006, subscriptions were received from two investor for 700,000 shares at $.10 per share for gross proceeds of $70,000.On October 13, 2006, the Company issued 1.050,000 common shares to several investors at prices ranging from $0.10 to $0.25 per share to several investors for net cash proceeds of $175,500. On November 15, 2006, the Company issued 1,725,000 common shares to several investors at $0.10 per share for net cash proceeds of $157,847. On April 16, 2007, the Company issued 1,410,000 shares of common stock at prices ranging from $0.10 to $1.00 per share for net cash proceeds of $754,359.

The Company's common stock is quoted on the OTC Bulletin Board under the symbol CAUI.OB.

Cash Requirements and Need for Additional Funds

As of April 30, 2007, the current cash on hand was $641,312. Although management believes the Company will be able to raise sufficient funds to maintain its minimal operations and maintain its status as a reporting company for at least the next four months, the Company will be required to raise funds of approximately $1,000,000 within the next four months in order to satisfy the terms of the above described Option Agreements. (See Note 8 to Financial Statements above). If the Company is unable to raise the necessary funds through an offering of its shares it would have to find additional funds either through loans from a financial institution or by its officers. Management cannot provide any assurance that a financial institution would lend money to the Company based upon the fact it has no revenue generating operations. Moreover, there is no agreement or otherwise in place for the officers of the Company to lend funds to the Company at any time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During April 2007, the Company sold 600,000 shares of common stock, to one purchaser, at a purchase price of $1.00 per share, for aggregate proceeds of $600,000. The offering was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The shares were offered to a non-US person, in an offshore offering not involving any directed selling efforts in the US.

During April 2007, the Company sold 485,000 shares of common stock, to several purchasers, at a purchase price of $0.25 per share, for aggregate proceeds of $121,250. The offering was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act. The shares were offered to non-US persons, in an offshore offering not involving any directed selling efforts in the US.

During April 2007, the Company sold 325,000 shares of common stock, to several purchasers, at a purchase price of $0.10 per share, for aggregate proceeds of $32,500. The offering was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act. The shares were offered to non-US persons, in an offshore offering not involving any directed selling efforts in the US.

During April 2007, the Company sold 260,000 shares of common stock, to Michael Hitch, a director of the Company, in exchange for services to the Company in communication with Mr. Hitch being a director of, and geological advisor to, the Company. The offering was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933. The shares were offered to a non-US person, in an offshore offering not involving any directed selling efforts in the US.

During April 2007, the Company sold 250,000 shares of common stock to one purchaser as a finder’s fee in connection with the Company selling a convertible debenture in the amount of $358,494 in March 2007. The sale was made in a private transaction not involving a public offering under the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
ITEM 5. OTHER INFORMATION.

On May 1, 2007, the Company advanced $495,652 to G. Santos Exploration as a deposit for services for an aerial electromagnetic survey of the Wheeler Beckett claims in the Athabasca Basin in Saskatchewan, Canada. This survey will be completed during the summer of 2007.

On May 25, 2007 the Company borrowed $200,000 from Confederated Capital Corp. to meet financial commitments on the Bancroft project. The terms of the loan require it to be repaid with 10% interest on or before July 25, 2007. Also on May 25, 2007, the Company received notice from Advantage Systems Enterprises (“Advantage”) that Advantage would not bring forward the exercise date of its option to acquire 666,667 shares at $1.50 due to a weakening in the market price for the Company’s common stock. The option is due to expire on January 1, 2008.

On May 28, 2007, the Company entered into an option agreement to acquire the right to explore for and develop mineralized material the Don McCarthy claim in the Athabasca basin area of Saskatchewan, Canada from Geomode Mineral Exploration Ltd. To earn a 100% interest in the Don McCarthy claim, CanAm is required to pay an aggregate of $400,000 and issue 3,000,000 shares of common stock to the vendor over the course of three years. First year commitments require the Company to issue 2,000,000 shares of common stock and pay $100,000, of which $50,000 is due upon closing (and has been paid by the Company) and $50,000 is to be paid on or before December 22, 2007. The balance of commitments calls for the payment of $100,000 and 500,000 shares of common stock on or before May 25, 2008, and the payment of $200,000 and 500,000 shares on or before May 25th, 2009. A one percent (1%) net smelter royalty has been reserved in favor of the vendor, which can be purchased by CanAm for $3,000,000.

On June 1 2007, the Company entered an Option Agreement to acquire the right to explore for and develop mineralized material the Reilly Uranium Property in the Sault St. Marie district of Ontario, Canada from Rubicon Minerals Corp. To exercise its option, CanAm is obligated to issue an aggregate of 80,000 shares of common stock and approximately $103,400. The underlying vendor shall retain a 2% net smelter royalty, half of which can be repurchased by the Company for $1,000,000 and the first right of refusal for the remaining 1%. The payment schedule is as follows: An initial payment of $30,000 on execution of the Option Agreement, an additional $10,000 on the first anniversary date of the Option Agreement, an additional $15,000 on the second anniversary date of the Option Agreement; an additional $20,000 on the third anniversary date of the Option Agreement; and, a final payment of an additional $35,000 on the fourth anniversary date of the Option Agreement. The issuance of the 80,000 shares of common stock must be made according to the following schedule: 20,000 shares within 10 days of the execution of the Option Agreement; 20,000 shares on the first anniversary date of the Option Agreement; 20,000 shares on the second anniversary date of the Option Agreement; and, 20,000 shares on the third anniversary date of the Option Agreement.

ITEM 6. EXHIBITS.

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

Canam Uranium Corp.
(Name of Registrant)

Date: June 19, 2007     By: /s/ David Hayes _
David Hayes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number Description

3.1.5	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.6	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.7	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.8	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.2.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.