Form 10QSB/A
period 2007-04-30
CanAm Uranium Corp
filed 2007-07-23
CIK 1310685

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

Crown Plaza Building
114 W. Magnolia Street, Suite 424
Bellingham, Washington 98225
(Address of principal executive offices, zip code)

(206) 274-7598
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

As of April 30, 2007 there were 86,110,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and as of July 12, 2007 there were 86,660,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):
☐ Yes ☒ No

CANAM URANIUM CORP.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED APRIL 30 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Form 10-QSB of Canam Uranium Corp. (the “Company” or “Canam”) contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the Company’s ability to (i) develop and sell minerals, (ii) raise sufficient funds to maintain its permits and licenses to explore for minerals and otherwise continue its operations, (iii) the market price for certain minerals for which the Company may explore and develop, (iv) general economic, market or business conditions, and (v) other factors discussed in Canam's filings with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANAM URANIUM CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

April 30, 2007
(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

CANAM URANIUM CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	April 30 2007	October 31 2006
	Unaudited

CURRENT ASSETS
Cash	$663,743	$306,921
Prepaid Expenses	-	2,500

TOTAL CURRENT ASSETS	663,743	309,421

FIXED ASSETS (net of depreciation) (note 2)	5,191	840

TOTAL ASSETS	$668,934	$310,261

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,495	$10,000
Due to related party (Note 5)	5,720	5,720
Notes payable (Note 7)	50,000	50,000

	66,215	65,720
Convertible note payable (note 7)	370,000	-
Discount on convertible note payable (note 7)	(332,063)	-
Derivative contract liability (note 7)	340,550	-

	444,702	65,720

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIENCY (Note 4)
Preferred Stock 25,000,000 authorized with no par value
Common stock, 200,000,000 shares authorized with $0.001 par value Issued and outstanding 86,110,000 common shares (October 31, 2006 - 80,990,000)	86,110	80,990
Additional paid-in-capital	3,654,902	404,410
Share Subscriptions	-	152,347
Deficit accumulated during exploration stage	(3,516,780)	(393,206)

	224,232	244,541

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$668,934	$310,261

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended April 30 2007	For the three month period ended April 30 2006	For the six month period ended April 30 2007	For the six month period ended April 30 2006	June 7, 2004 (inception) to April 30 2007
	$	$	$	$	$
REVENUE
Interest revenue	1,653	-	1,653	-	1,653

GENERAL AND ADMINISTRATIVE EXPENSES
Loss on derivative	1,000	-	1,000	-	1,000
Derivative financing fees and accretion	9,488	-	9,488	-	9,488
Debenture financing fees	54,025	-	54,025	-	54,025
Debenture option	302,673	-	302,673		302,673
Stock option benefit	1,711,333	-	1,711,333	-	1,711,333
Mining property costs
Acquisition costs	-	3,485	399,321	3,485	444,270
Exploration expenditure	69,055	-	122,450	-	122,450

Office and general	33,445	717	64,515	897	85,700
Publication and promotion	51,155	-	51,155	-	51,155
Professional fees	123,707	2,600	192,301	5,600	321,060
Interest expense	30,000	-	30,000	-	30,000
Financing fees	132,500	-	132,500	-	132,500
Regulatory and filing fees	4,493	372	5,066	742	12,279
Director's fees	49,400	-	49,400	-	240,500

	2,572,274	7,174	3,125,227	10,724	3,518,433
NET LOSS FOR THE PERIOD	(2,570,621)	(7,174)	(3,123,574)	(10,724)	(3,516,780)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,522,022	72,320,000	84,088,066	72,320,000

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO April 30, 2007
(unaudited)

	Common Stock		Additional	Deficit Accumulated During
	Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity
		$	$	$	$	$
Balance, June 7, 2004	-	-	-	-	-	-
Common stock issued for cash at $0.000125 per share, to the sole director and president September, 2004	56,000,000	56,000	(49,000)	-	-	7,000

Common stock issued for cash at $0.0009375 per share on September 23, 2004	14,080,000	14,080	(880)	-	-	13,200

Common stock issued for cash at $0.0009375 per share on October 15, 2004	2,240,000	2,240	(140)	-	-	2,100

Net loss for the period June 7, 2004 (inception) to October 31, 2004	-	-	-	(6,194)	-	(6,194)

Balance, October 31, 2004	72,320,000	72,320	(50,020)	(6,194)	-	16,106

Net loss for the year ended October 31, 2005	-	-	-	(17,020)	-	(17,020)

Balance, October 31, 2005	72,320,000	72,320	(50,020)	(23,214)	-	(914)
Common stock issued for cash at $0.00625 per share May 1 2006	5,360,000	5,360	28,140	-	-	33,500

Common stock issued for cash at $0.10 per share, September 5 and September 7, 2006, net of stock offering costs	700,000	700	62,300	-	-	63,000

Common stock issued for cash at $0.25 per share and $0.10 per share, October 13, 2006 net of stock offering costs	1,050,000	1,050	174,450	-	-	175,500

Common stock issued for services, October 13, 2006	1,560,000	1,560	189,540	-	-	191,100
Subscriptions received in advance	-	-	-	-	152,347	152,347
Net loss for the year ended October 31, 2006	-	-	-	(369,992)	-	(369,992)

Balance, October 31, 2006	80,990,000	80,990	404,410	(393,206)	152,347	244,541

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO April 30, 2007
(unaudited)

	Common Stock		Additional	Deficit Accumulated During
	Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity

Balance, October 31, 2006	80,990,000	80,990	404,410	(393,206)	152,347	244,541

Common stock issued for cash at $0.10 and $0.25 per share on November 15 2006	1,725,000	1,725	156,122	-	(152,347)	5,500

Common stock issued for properties November 2006 (Valued at $0.10 per share)	1,475,000	1,475	146,025	-	-	147,500

Subscriptions received in advance	-	-	-	-	48,750	48,750

Common stock issued for cash: at $0.10 or $0.25 per share	810,000	810	153,549	-	(48,750)	105,609

Options exercised at $1.00 per share April 16, 2007	600,000	600	599,400	-	-	600,000

Common stock issued for services valued at $0.19 per share, April 2007	260,000	260	49,140	-	-	49,400

Common stock issued for services valued at $0.53 per share April 2007	250,000	250	132,250	-	-	132,500

Debenture option	-	-	302,673	-	-	302,673
Stock option benefit	-	-	1,711,333	-	-	1,711,333
Net loss for the period ending April 30, 2007	-	-	-	(3,123,574)	-	(3,123,574)

Balance, April 30, 2007	86,110,000	86,110	3,654,902	(3,516,780)	-	224,232

The accompanying notes are an integral part of these Interim financial statements

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the six month period ended April 30, 2007	For the six month period ended April 30, 2006	June 7, 2004 (inception) to April 30, 2007
	$	$	$
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	(3,123,574)	(10,724)	(3,516,780)
Adjustment to reconcile net loss to net cash from operating activities:
Non cash expenses:
- loss on derivative	1,000	-	1,000
- derivative financing fees and accretion	9,488	-	9,488
- stock option benefit	1,711,333	-	1,711,333
- debenture option	302,673	-	302,673
- depreciation	120	120	480
- accrued interest reversal	(2,001)	-	-
- stock issued for director's fees - stock issued for services	49,400 132,500	- -	240,500 132,500
- stock issued for mining claims	147,500	-	147,500
Accounts payable and accrued liabilities	495	400	10,495
Prepaid expenses	2,500	-	-

NET CASH USED IN OPERATING ACTIVITIES	(768,566)	(10,204)	(960,811)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	(4,471)	-	(5,671)

NET CASH FLOWS USED IN INVESTING ACTIVITY	(4,471)	-	(5,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	759,859	23,000	1,204,505
Notes payable	300,000	-	350,000
Repayment of notes payable	(300,000)	-	(300,000)
Convertible notes payable	370,000	-	370,000
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,129,859	23,000	1,630,225

INCREASE IN CASH	356,822	12,796	663,743

CASH, BEGINNING OF PERIOD	306,921	3,506	-

CASH, END OF PERIOD	663,743	16,302	663,743

SUPPLEMENTAL CASH FLOW INFORMATION:	$	$ $
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Common stock issued for acquisition of mineral property	147,500	-	147,500

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Canam Uranium Corp. (the “Company”) is an exploration stage company that was organized to engage in the business of natural resource exploration in the United States and Canada. The Company was incorporated on June 7, 2004 in the State of Nevada and has an October 31 fiscal year end.

Going concern
The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended April 30, 2007 in the amount of $3,516,780. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of April 30, 2007 the Company had issued 86,110,000 shares of common stock in the capital of the Company and had received cash of $1,204,505.

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

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2007

NOTE 2 - FIXED ASSETS

Fixed assets consist of the following:

	April 30	October 31
	2007	2006
Computer equipment	$1,200	$1,200
Furniture and fixtures	4,471	-
Total	5,671	1,200
Less accumulated depreciation	480	360
Net book value	$5,191	$840
Computer equipment is amortized at 20% per annum on a straight line basis.
Furniture and equipment was acquired at the end of the quarter - amortization will commence May 1, 2007 at 20% per annum on a straight line basis.

NOTE 3 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share, and 25,000,000 preferred shares with no par value.

In November 2006, the Company issued a total of 1,475.000 shares, valued at $0.10 per share, as part payment for the El Nino property (275,000 restricted shares), the OK Lake properties (500,000 restricted shares.) and the Wheeler -Beckett claims (700,000 restricted shares in total, including fees).

Also in November, the Company issued 1,725,000 shares to various investors who had subscribed for shares at prices of $0.10 and $0.25 per share. Proceeds net of finder's fees were $157,847.

In April 2007, the Company issued 810,000 shares to various investors who had subscribed for shares at prices ranging from $0.10 to $0.25 per share, for proceeds of $154,359. Additionally, the Company issued 600,000 shares at $1.00 per share upon exercise of an option agreement for total proceeds of $600,000. Also in April 2007, the Company issued 260,000 shares to a director for services, valued at $0.19 per share, and 250,000 shares valued at $0.53 per share (weighted average of recent subscriptions) for fees associated with a debenture financing.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments until April 30, 2007 were $29,107. In April 2007 the Company issued 260,000 shares to a director for his services valued at $49,400.

NOTE 6 – INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposes. As of October 31, 2006, the Company had net operating loss carry forwards of approximately $54,705 that may be available to reduce future years’ taxable income and will expire in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax asset relating to these tax loss carry forwards.

NOTE 7 – NOTES PAYABLE

The Company issued a Note to a third party investor in the amount of $50,000 on September 6 2006 for a one year term, bearing interest at 10% per annum. The note is convertible into 200,000 post split shares of the Company at the Company's option when certain market conditions exist. The interest recorded on the note in the previous quarter has been reversed to reflect the fact that this was included in the value of the option granted to acquire stock. On January 31 2007, the party agreed to waive its interest on the note in exchange for an option to acquire 600,000 shares of the Company’s common stock at $1 per share on or before April 1, 2007, and 666,667 shares at $1.50 per share on or before January 1, 2008. During the quarter, the investor exercised its first option, and indicated that it would bring forward the exercise date of the second option to May 31, 2007. The option has been valued at $302,673.

On March 2, 2007 the Company signed an agreement with Divine Capital Markets LLC to raise convertible debenture financing for the Company. The terms of the debenture were for a maximum of $400,000 to be raised at an interest rate of 6% for three years. The debentures are convertible into common shares of the Company at the greater of 75% of the 20 day lowest closing bid price of the Company stock and $.05 per share at any time on or after six months from the date of issuance of the debenture. The derivative contract liability has been calculated to be $340,550 to be amortized straight line over the life of the debenture. Divine received 250,000 restricted shares of the Company, valued at $0.53 per share (the weighted average of recent share issuance prices) as well as a 13% commission on total proceeds. The gross principal amount raised was $370,000. During the quarter ended April 30, 2007 the Company borrowed, on a bridge financing, $300,000 from two unrelated parties. The bridge loans were repaid in the same quarter, plus interest of $30,000.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2007

NOTE 8 – SUBSEQUENT EVENTS

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

Also on May 25, 2007, the Company received notice from Advantage Systems Enterprises that it would not bring forward the exercise date of its option to acquire 666,667 shares at $1.50 due to a weakening in the market price for the Company’s stock. The option is due to expire on January 1, 2008.

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

On May 1, 2007, the Company issued 50,000 shares to a consultant, who exercised an option to acquire 50,000 shares at a strike price of $1.19 per share.

On June 15, 2007 the Company issued 500,000 shares of common stock pursuant to a consulting agreement for services rendered and filed under a Form S8. The stock was trading at $0.85 per share at the date of issue.

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

Overview

References in this Quarterly Report of Form 10-QSB/A to “CanAm”, “the Company”, “we”, “us,” and “our” refer to CanAm Uranium Corp., a Nevada corporation. The Company split its shares on an 8 for 1 basis effective November 16, 2006. All references to shares in this document refers to post split numbers.

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

Our only revenue has been interest on term deposits, we have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

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

Proceeds Raised through Sale of Shares

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share. On July 10, 2004 the Company issued 56,000,000 common shares at $0.000125 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company. On October 15, 2004 the Company issued 2,240,000 shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 3,680,000 shares at $0.00625 per share from twenty-eight individuals for net proceeds to the Company of $23,000. The shares were issued on May 1, 2006. On May 15, 2006 the Company issued 1,680,000 common shares of the Company’s stock to two investors at $0.00625 per share, for net cash proceeds to the Company of $10,500. On August 24, 2006, subscriptions were received from two investor for 700,000 shares at $.10 per share for gross proceeds of $70,000.On October 13, 2006, the Company issued 1,050,000 common shares to several investors at prices ranging from $0.10 to $0.25 per share to several investors for net cash proceeds of $175,500. On November 15, 2006, the Company issued 1,725,000 common shares to several investors at $0.10 per share for net cash proceeds of $$157,847. On April 16, 2007, the Company issued 1,410,000 shares of common stock at prices ranging from $0.10 to $1.00 per share for net cash proceeds of $754,359.

The Company's common stock is quoted on the OTC Bulletin Board under the symbol CAUI.OB.

Cash Requirements and Need for Additional Funds

As of April 30, 2007, the current cash on hand was $663,743. Although management believes the Company will be able to raise sufficient funds to maintain its minimal operations and maintain its status as a reporting company for at least the next four months, the Company will be required to raise funds of approximately $1,000,000 within the next four months in order to satisfy the terms of the above described Option Agreements. (See Note 8 to Financial Statements above). If the Company is unable to raise the necessary funds through an offering of its shares it would have to find additional funds either through loans from a financial institution or by its officers. Management cannot provide any assurance that a financial institution would lend money to the Company based upon the fact it has no revenue generating operations. Moreover, there is no agreement or otherwise in place for the officers of the Company to lend funds to the Company at any time.

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

ITEM 3. CONTROLS AND PROCEDURES.

As of the period covered by this report, Canam carried out an evaluation, under the supervision and with the participation of its management, including David Hayes, Canam’s Chief Financial Officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, Canam’s Chief Financial Officer concluded that Canam’s disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that Canam is required to disclose in the reports it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the time periods specified in the SEC’s rules and forms. There have been no significant changes in Canam’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation. The Company, however, plans to promptly retain the services of a consultant with current and prior experience in disclosure controls and procedures to advise the Company on how to more effectively gather, analyze and disclose information that Canam is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

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

During April 2007, the Company issued 260,000 shares of common stock, to Michael Hitch, a director of the Company, in exchange for services to the Company in connection with Mr. Hitch being a director of, and geological advisor to, the Company. The offering was made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933. The shares were offered to a non-US person, in an offshore offering not involving any directed selling efforts in the US.

During April 2007, the Company issued 250,000 shares of common stock to one purchaser as a finder’s fee in connection with the Company selling a convertible debenture in the amount of $370,000 in March 2007. The sale was made in a private transaction not involving a public offering under the exemption from registration provided by Section 4(2) of the Securities Act.

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

On May 28, 2007, the Company entered into an option agreement to acquire the right to explore for and develop mineralized material on the Don McCarthy claim in the Athabasca basin area of Saskatchewan, Canada from Geomode Mineral Exploration Ltd. To earn a 100% interest in the Don McCarthy claim, CanAm is required to pay an aggregate of $400,000 and issue 3,000,000 shares of common stock to the vendor over the course of three years. First year commitments require the Company to issue 2,000,000 shares of common stock and pay $100,000, of which $50,000 is due upon closing (and has been paid by the Company) and $50,000 is to be paid on or before December 22, 2007. The balance of commitments calls for the payment of $100,000 and 500,000 shares of common stock on or before May 25, 2008, and the payment of $200,000 and 500,000 shares on or before May 25th, 2009. A one percent (1%) net smelter royalty has been reserved in favor of the vendor, which can be purchased by CanAm for $3,000,000.

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

Canam Uranium Corp. (Name of Registrant)

Date: July 23, 2007	By:	/s/ Ryan Gibson
Name: Ryan Gibson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1.5	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.6	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.7	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.8	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.2.2	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.