Form 10QSB/A
period 2007-07-31
CanAm Uranium Corp
filed 2007-09-14
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31 2007

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

As of July 31, 2007 there were 89,530,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and as of September 14, 2007 there were 79,530,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 100,000 shares of the Company’s Series “B” no par value preferred stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes  ☒ No

CANAM URANIUM CORP.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JULY 31 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANAM URANIUM CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007
(unaudited)

BALANCE SHEETS	4

INTERIM STATEMENTS OF OPERATIONS	5

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY	6

INTERIM STATEMENTS OF CASH FLOWS	8

NOTES TO INTERIM FINANCIAL STATEMENTS	9

CANAM URANIUM CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31 2007	October 31 2006
	Unaudited

CURRENT ASSETS
Cash	$11,216	$306,921
Prepaid Expenses	576,435	2,500

TOTAL CURRENT ASSETS	587,651	309,421

FIXED ASSETS (net of depreciation)	4,906	840
RESOURCE PROPERTY ACQUISITION COSTS	1,531,375	-

TOTAL ASSETS	$2,123,932	$310,261

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$202,258	$10,000
Due to related party (Note 5)	5,720	5,720
Note payable (Note 7)	350,000	50,000
Accrued interest	10,000	-

	567,978	65,720
Convertible note payable	370,000	-
Discount on convertible note payable	(331,063)	-
Derivative contract liability	340,550	-

	947,465	65,720

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIENCY (Note 4)
Preferred Stock 25,000,000 authorized with no par value Common stock, 200,000,000 shares authorized with $0.001 par value
Issued and outstanding
89,530,000 common shares (October 31, 2006 - 80,990,000)	89,530	80,990
Additional paid-in-capital	5,404,482	404,410
Share Subscriptions (receivable)	(178,500)	152,347
Deficit accumulated during exploration stage	(4,139,045)	(393,206)

	1,176,467	244,541

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,123,932	$310,261

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)
	For the three month period ended July 31 2007	For the three month period ended July 31 2006	For the nine month period ended July 31 2007	RESTATED For the nine month period ended July 31 2006	RESTATED June 7, 2004 (inception) to July 31 2007
	$	$	$	$	$
REVENUE
Interest revenue	-	-	1,653	-	1,653
GENERAL AND ADMINISTRATIVE EXPENSES
Loss on derivative	1,000	-	2,000	-	2,000
Derivative financing fees and accretion	-	-	9,488	-	9,488
Debenture financing fees	-	-	54,025	-	54,025
Debenture option	-	-	302,673	-	302,673
Stock option benefit	-	-	1,711,333	-	1,711,333
Mining property exploration	352,248	-	474,698	-	474,698
Office and general	28,257	48	92,772	945	113,957
Publication and promotion	24,740	-	75,895	-	75,895
Professional fees	568,060	18,495	760,361	24,095	889,120
Interest expense	10,000	-	40,000	-	40,000
Financing fees	79,500	-	212,000	-	212,000
Regulatory and filing fees	2,730	1,817	7,796	2,559	15,009
Director's fees	-	-	49,400	-	240,500

	1,066,535	20,360	3,792,441	27,599	4,140,698
NET LOSS FOR THE PERIOD	(1,066,535)	(20,360)	(3,790,788)	(27,599)	(4,139,045)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	87,820,000	9,668,478	87,660,000	9,251,795

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JULY 31, 2007
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

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JULY 31, 2007
(unaudited)

	Common Stock		Additional	Deficit Accumulated During
	Number of Shares	Amount	Paid in Capital	Exploration Stage	Share Subscriptions	Stockholders’ Equity
Balance, October 31, 2006	80,990,000	80,990	404,410	(393,206)	152,347	244,541

Common stock issued for cash at $0.10 per share on November 15 2006	1,725,000	1,725	156,122	-	(152,347)	5,500

Common stock issued for properties November 2006 (Valued at $0.10 per share)	1,475,000	1,475	146,025	-	-	147,500

Subscriptions received in advance	-	-	-	-	48,750	48,750

Common stock issued for cash: at $0.10 or $0.25 per share	810,000	810	153,549	-	(48,750)	105,609

Options exercised at $1.00 per share April 16, 2007	600,000	600	599,400	-	-	600,000

Common stock issued for services valued at $0.19 per share, April 2007	260,000	260	49,140	-	-	49,400

Common stock issued for services valued at $0.53 per share April 2007	250,000	250	132,250	-	-	132,500

Debenture option	-	-	302,673	-	-	302,673

Stock option benefit	-	-	1,711,333	-	-	1,711,333

Options exercised at $1.19 per share May 18 to July 10, 2007	150,000	150	178,350	-	-	178,500
Common stock issued for finance fees May 14, 2007	150,000	150	79,350	-	-	79,500
Common stock issued for services at $0.50 per share June 15, 2007	600,000	600	299,400	-	-	300,000
Common stock issued for properties June 15, 2007	2,020,000	2,020	1,007,980	-	-	1,010,000
Common stock issued for services July 26, 2007	500,000	500	184,500	-	-	185,000

Shares subscribed May 18 to July 10, 2007	-	-	-	-	(178,500)	(178,500)
Reallocate prior period resource property acquisition costs	-	-	-	44,949	-	44,949
Net loss for the period ending July 31, 2007	-	-	-	(3,790,788)	-	(3,790,788)

Balance, July 31, 2007	89,530,000	89,530	5,404,482	(4,139,045)	(178,500)	1,176,467

The accompanying notes are an integral part of these Interim financial statements

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine month period ended July 31, 2007	For the nine month period ended July 31, 2006	June 7, 2004 (inception) to July 31, 2007
	$	$	$

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	(3,790,788)	(27,599)	(4,139,045)
Adjustment to reconcile net loss to net cash from operating activities:
Non cash expenses:
- loss on derivative	2,000	-	2,000
- derivative financing fees and accretion	9,488	-	9,488
- stock option benefit	1,711,333	-	1,711,333
- debenture option	302,673	-	302,673
- depreciation	405	180	765
- accrued interest reversal	(2,001)	-	(2,001)
- stock issued for director's fees - stock issued for services	49,400 746,400	- -	240,500 746,400
- stock issued for mining claims	1,157,500	-	1,157,500
Accounts payable and accrued liabilities	152,858	(1,100)	162,858
Prepaid expenses	(573,935)	-	(576,435)

NET CASH USED IN OPERATING ACTIVITIES	(234,667)	(28,519)	(383,964)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	(4,471)	-	(5,671)
Acquisition of resource properties	(1,486,426)	(3,485)	(1,531,375)

NET CASH FLOWS USED IN INVESTING ACTIVITY	(1,490,897)	(3,485)	(1,537,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	759,859	33,500	1,206,506
Note payable	300,000	-	350,000
Repayment of notes payable	(300,000)	-	(300,000)
Notes payable and convertible notes payable	670,000	-	670,000
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,429,859	33,500	1,932,226

INCREASE (DECREASE) IN CASH	(295,705)	1,496	11,216

CASH, BEGINNING OF PERIOD	306,921	3,506	-

CASH, END OF PERIOD	11,216	5,002	11,216

SUPPLEMENTAL CASH FLOW INFORMATION:	$	$	$
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Canam Uranium Corp. (the “Company”) is an exploration stage company that was organized to engage in the business of natural resource exploration in the United States and Canada. The Company was incorporated on June 7, 2004 in the State of Nevada and has an October 31 fiscal year end.

Going concern
The Company commenced operations on June 7, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to the period ended July 31, 2007 in the amount of $4,139,045 and has expended $1,531,375 for the acquisition of resource properties. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Private Placements. As of July 31, 2007 the Company had issued 89,530,000 shares of common stock in the capital of the Company and had received cash of $1,206,506.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s amended Form 10KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

The organization and business of the Company, significant accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended October 31, 2006.

Natural resource properties
Natural resource properties consist of exploration and mining concessions, options and contracts. Exploration costs are expensed as incurred until an independent feasibility study has determined that the property is capable of economic commercial production. Property acquisition expenditures are shown as assets and recorded at cost, less any write downs for declines in value.

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

NOTE 2 – FIXED ASSETS

Fixed assets consist of the following:

	July 31	October 31
	2007	2006
Computer equipment	$1,200	$1,200
Furniture and fixtures	4,471	-
Total	5,671	1,200
Less accumulated depreciation	765	360
Net book value	$4,906	$840

Computer equipment is amortized at 20% per annum on a straight line basis.

Furniture and equipment comprises decorative artwork for the Company offices, and as such maintains its value over time. Thus no depreciation has been recorded on this artwork.

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

The Company made advances to El Nino for the spring drilling program on the Bancroft properties of CDN$75,000 in January, 2007, CDN$65,000 in March, 2007, CDN$50,000 in May, 2007 and CDN$150,000 in June, 2007. As of July 31, 2007, the Company owes an additional CDN$ 162,325 to El Nino to complete the year’s outstanding obligations. In addition, the Company paid a total of $15,730 in February and April 2007 for the extensive preliminary mapping of the Wheeler Beckett claims, and placed CDN$570,000 in escrow on May 1, 2007 to cover the expense of the planned aerial electromagnetic survey of the Wheeler-Beckett claims to be performed in August, 2007..

On the 17th of May, 2007, the Company entered into a Property Option Agreement with Geomode Mineral Exploration Ltd. to acquire an undivided 100% interest in a mineral claim known as the Don McCarthy claim, located in the Athabasca basin area of the Province of Saskatchewan, Canada. The Company can acquire the 100% interest by making a cash payment of $50,000 and issuing 2,000,000 restricted common shares of the company upon signing of the agreement, plus an additional payment of $50,000 on or before December 31, 2007, as well as the payment of $100,000 and 500,000 common shares on the first anniversary of the agreement, and $200,000 and 500,000 common shares on the second anniversary of the Agreement. At the Company’s discretion, it can accelerate any and all payments contemplated under this agreement. The owner of the property has reserved a 1% Net Smelter Royalty (“NSR”) , which can be acquired by the Company for a payment of $3,000,000 less any royalty payments paid. On July 18,2007, the Company placed CDN$64,350 in escrow for the planned aerial electromagnetic survey of the Don McCarthy claims, to be performed in August, 2007.

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

In April, 2007, two consultants exercised options to acquire 50,000 common shares each at $1.19 per share, as per the Employee option plan. Additional options for 50,000 shares were exercised on May 29, 2007. As per the S-8 agreement filed on March 27, 2007, the Consultant involved was awarded 500,000 shares on June 15, 2007, when the stock was trading at $0.50 per share, and an additional 500,0000 shares on July 26, 2007 when the shares were trading at $0.37 per share. Another consultant was issued 100,000 shares as per the S-8 agreement on June 15, 2007 for work advising the Company with respect to European financial markets.

Between May 18 and July 10, 2007 the Company issued 150,000 shares pursuant to the exercise of stock options at $1.19. The shares were subscribed for but not paid for at July 31, 2007.

On May 14,2007 the Company issued 150,000 shares for finance fees valued at $79,500.

On June 15, 2007 the Company issued 600,000 shares for services valued at $300,000 and issued 2,020,000 shares for resource property interests valued at $1,010,000.

On July 26, 2007 the Company issued 500,000 shares for services valued at $185,000

All references in these financial statements to number of shares, price per share and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

OPTIONS TO ACQUIRE SHARES OF COMMON STOCK

The Company granted consultants to the Company options to acquire 2,650,000 shares of common stock of the Company at $1.19 per share within five years from February 19, 2007. In order to calculate the option expense of $1,711,333, recorded in the second quarter financial statements dated April 30, 2007, the Company used the Black-Scholes option pricing formula assuming a risk free rate of 4.7% and due to limited market pricing data for the shares, a variability factor of 100%.

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

As of June 18, 2007 the Company’s CEO personally executed an agreement with a third party for consulting and paid fees with 1,020,000 restricted common shares from his personal holdings. Mr. Gibson hired Attacama Holdings Inc to provide services related to being a financial public relations advisor and consultant to the German and Swiss Market for IR Investments Inc. of which he is sole shareholder. For these services Mr. Gibson transferred on July 5th 2007 completed the agreement and transfer of 1,020,000 restricted shares of CanAm Uranium Corp common stock from his current holdings.

Under the terms of the Company’s employee Option plan, options to purchase the Company’s stock can be acquired on a cashless basis, by the issuance of a promissory note to the Company by the optionee. 150,000 shares were issued to consultants upon the exercise of their options during the quarter in exchange for promissory notes totaling $178,500, all of which were settled subsequent to the quarter end in August, 2007.

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments until July 31, 2007 were $36,806.

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

On March 2, 2007 the Company signed an agreement with Divine Capital Markets LLC to raise convertible debenture financing for the Company. The terms of the debenture were for a maximum of $400,000 to be raised at an interest rate of 6% for three years. The debentures are convertible into common shares of the Company at the greater of 75% of the 20 day lowest closing bid price of the Company stock and $.05 per share at any time on or after six months from the date of issuance of the debenture. The derivative contract liability has been calculated to be $340,550 to be amortized straight line over the life of the debenture. Divine received 250,000 restricted shares of the Company, valued at $0.53 per share (the weighted average of recent share issuance prices) as well as a 13% commission on total proceeds. The gross principal amount raised was $370,000. During the quarter ended July 31, 2007 the Company borrowed, on a bridge financing, $300,000 from an unrelated party. The bridge loans are repayable on September 20, 2007, and will bear total interest cost of $30,000.

NOTE 8 – SUBSEQUENT EVENTS

On August 15, 2007, the Company’s CEO and major shareholder agreed to cancel 10,000,000 of his common shares and to subscribe for 100,000 of the Company’s Series B preferred shares. As disclosed in the 8-K filed on July 9, 2007, such shares carry 100 votes per share, and are convertible into common shares on the basis of 100 common shares per preferred share at the option of the holder, or automatically in the event of a merger or other form of reorganization.

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

On the 17th of May, 2007, the Company entered into a Property Option Agreement with Geomode Mineral Exploration Ltd. to acquire an undivided 100% interest in a mineral claim known as the Don McCarthy claim, located in the Athabasca basin area of the Province of Saskatchewan, Canada. The Company can acquire the 100% interest by making a cash payment of $50,000 and issuing 2,000,000 restricted common shares of the company upon signing of the agreement, plus an additional payment of $50,000 on or before December 31, 2007, as well as the payment of $100,000 and 500,000 common shares on the first anniversary of the agreement, and $200,000 and 500,000 common shares on the second anniversary of the Agreement. At the Company’s discretion, it can accelerate any and all payments contemplated under this agreement. The owner of the property has reserved a 1% Net Smelter Royalty (“NSR”) , which can be acquired by the Company for a payment of $3,000,000 less any royalty payments paid. On July 18,2007, the Company placed CDN$64,350 in escrow for the planned aerial electromagnetic survey of the Don McCarthy claims, to be performed in August, 2007.

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

In connection with the Property Option Agreement, CanAm issued 100,000 restricted shares of common stock to a consultant, A.J. Caridi, on August 15, 2007. Caridi is a consultant to CanAm. CanAm issued the securities to Caridi pursuant to Section 4(2) the Securities Act of 1933, as amended, on the basis that the securities were sold in a non-public offering.

CanAm will focus its primary business activity on raising sufficient funds to exercise its option to acquire the Wheeler-Beckett and Don McCarthy claims and acquiring of rights to explore for and develop uranium and other mineralized material in other geographical locations and explore the Halo Property which is one of the 8 “Bancroft Claims”. There is no assurance that CanAm will be able to raise sufficient funds in order to exercise its option to acquire the Wheeler-Beckett claims, Bancroft Claims, or to further expand its business.

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

Proceeds Raised through Sale of Shares

The Company has authorized 200,000,000 common shares with a par value of $0.001 per share and 25,000,000 preferred shares with no par value. On July 10, 2004 the Company issued 56,000,000 common shares at $0.000125 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company. On September 23, 2004 the Company issued 1,760,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company. On October 15, 2004 the Company issued 2,240,000 shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company. In March and April of 2006, the Company received subscriptions for 3,680,000 shares at $0.00625 per share from twenty-eight individuals for net proceeds to the Company of $23,000. The shares were issued on May 1, 2006. On May 15, 2006 the Company issued 1,680,000 common shares of the Company’s stock to two investors at $0.00625 per share, for net cash proceeds to the Company of $10,500. On August 24, 2006, subscriptions were received from two investor for 700,000 shares at $.10 per share for gross proceeds of $70,000.On October 13, 2006, the Company issued 1,050,000 common shares to several investors at prices ranging from $0.10 to $0.25 per share to several investors for net cash proceeds of $175,500. On November 15, 2006, the Company issued 1,725,000 common shares to several investors at $0.10 per share for net cash proceeds of $$157,847. On April 16, 2007, the Company issued 1,410,000 shares of common stock at prices ranging from $0.10 to $1.00 per share for net cash proceeds of $754,359.

The Company's common stock is quoted on the OTC Bulletin Board under the symbol CAUI.OB.

Cash Requirements and Need for Additional Funds

As of July 31, 2007, the current cash on hand was $11,216. Although management believes the Company will be able to raise sufficient funds to maintain its minimal operations and maintain its status as a reporting company for at least the next four months, the Company will be required to raise funds of approximately $1,000,000 within the next four months in order to satisfy the terms of the above described Option Agreements. (See Note 8 to Financial Statements above). If the Company is unable to raise the necessary funds through an offering of its shares it would have to find additional funds either through loans from a financial institution or by its officers. Management cannot provide any assurance that a financial institution would lend money to the Company based upon the fact it has no revenue generating operations. Moreover, there is no agreement or otherwise in place for the officers of the Company to lend funds to the Company at any time.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Canam Uranium Corp. (Name of Registrant)

Date: September 14, 2007	By:	/s/ David Hayes
David Hayes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.3	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.