Form 10KSB
period 2007-10-31
CanAm Uranium Corp
filed 2008-02-14
CIK 1310685

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2007

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

000-52259
(Commission File No.)

CANAM URANIUM, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA (State or other jurisdiction of incorporation or organization	None (I.R.S. Employer Identification No.)

Crown Plaza Building 114 W. Magnolia Street, Suite 424 Bellingham, Washington (Address of principal executive offices)	98225 (Zip Code)

Issuer’s Telephone Number, including area code: (206) 274-7598
Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

NONE

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:
COMMON STOCK, $.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

Issuer’s revenues for its most recent fiscal year were: $0.

As of January 29, 2008, the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was recently sold was: $3,120,000.

As of January 29, 2008, there were 89,180,000 shares of the issuer’s common stock outstanding, and 100,000 shares of Series B Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 concerning the Corporation’s plans for its properties, operations and other matters. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning reserves, if any, and mineral resource estimates may also be deemed to constitute forward-looking statements to the extent that they involve estimates of the mineralization that will be encountered if the property is developed, and in the case of mineral reserves, such statements reflect the conclusion based on certain assumptions that the mineral deposit can be economically exploited. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Forward-looking statements are subject to a variety of risks and uncertainties, which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

•	risks related to uranium prices and other commodity price fluctuations;

•	risks related to uranium prices, gold prices and other commodity price fluctuations;

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•
results of initial feasibility, prefeasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with the expectations CanAm Uranium, Inc. (“CanAm”);

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	the uncertainty of profitability based upon the CamAm’s history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms;

•	risks related to environmental regulation and liability;

•	risks related to hedging activities;

•	political and regulatory risks associated with mining and exploration; and

•	other risks and uncertainties related to the CanAm Uranium’s prospects, properties and business strategy.

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

PART I

Item 1. Description of Business.

General

References in this Annual Report of Form 10-KSB to “CanAm”, “the Company”, “we”, “us,” and “our” refer to CanAm Uranium Corp., a Nevada corporation.

We were incorporated in the State of Nevada on June 7, 2004. We are engaged in the acquisition and exploration of mining properties. On August 11, 2006, Puneet Sharan resigned as President, and as the raining sole director, appointed Ryan Gibson as President and a Director, and David Hayes, as Chief Financial Officer and as a Director. Subsequently, Mr. Sharan resigned as a Director. On October 5, 2006, Mr. Gibson acquired, directly and indirectly, an aggregate of approximately 7,000,000 shares of common stock from Mr. Sharan, which at the time represented approximately 70% of the issued and outstanding shares of common stock of CanAm and approximately 70% of the voting power of all issued and outstanding securities of CanAm. Mr. Gibson still retains voting control of the majority of the voting securities of CanAm by holding a combination of 37,149,033 shares of common stock and 100,000 shares of Series B Preferred Stock, which in the aggregate amounts to approximately 72.49% of the voting power of all the issued and outstanding securities of CanAm.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

On October 23, 2006, CanAm entered into a Property Option Agreement (the “Property Option Agreement”) with El Nino Ventures Inc. (“El Nino”) pursuant to which CanAm acquired an option to purchase certain mining claims, entitled “The Bancroft Uranium Projects” (Bancroft) claims. The Company entered into an option agreement with El Nino Ventures Inc (TSX-V-ELN) to acquire up to an 80% interest in eight uranium properties located in the Bancroft area of southeastern Ontario. The properties comprise of 37 mineral claims covering approximately 9,765 acres (3,952 hectares), and are located 10 - 40 km to the east of the town of Bancroft, Ontario, Canada. In order to earn a 60% interest in the properties, CanAm must make an initial payment of $33,898 (CDN $40,000 ) made on the execution date, and $21,186   (CDN $25,000 ) paid November 15th 2006 with the issuance of 275,000 post split common shares (restricted) and complete $847,458 (CDN $1,000,000 ) in exploration work over two years. A total of $114,407 (CDN $135,000)  has been paid as of January 16, 2007 towards exploration. The Company is also committed to making annual payments of $16,949 (CDN $20,000). To earn an additional 20% interest in the properties, CanAm must issue 300,000 shares of common stock and complete a further $1,272,186 (CDN $1,500,000) in exploration work over two years. The properties are subject to a 3% Net Smelter Royalty (NSR) from future production, and the NSR may be purchased by the Company in increments of 1% for $211,864 (CDN $250,000).

On December 20, 2007, El Nino and Can Am entered into Amendment No. 1 to the Property Option Agreement (“Amendment No. 1”). Article 3 of the Property Option Agreement was amended such that on or before January 31, 2008, CanAm held an option to pay El Nino $200,000 for an 80% interest in the property subject to the Property Option Agreement free and clear of all Encumbrances and Claims and the right to become, and otherwise become, the operator, working with the current operator on mutually agreed targets.

Amendment No. 1 also provided that CanAm would pay and deliver $25,000 to El Nino on or before December 27, 2007, and that such $25,000 would be credited as a payment against the then-current outstanding amount of approximately $190,000 owed by CanAm to El Nino, and (ii) pay the balance of any principal amounts due an owing by CanAm to El Nino on or before January 31, 2008.

Additionally, Amendment No. 1 provided that El Nino’s 20% interest is non-dilutable and will not require additional investment by El Nino.

CanAm made a $25,000 payment to El Nino on or before December 27, 2007, but failed to make the payment due to El Nino on or before January 31, 2008. El Nino has not served CanAm with a notice of default of the Property Option Agreement, but may do so at any time it chooses, in which case CanAm would lose all of its rights, including but not limited to the right to purchase an 80% interest the Bancroft mineral claims, under the Property Option Agreement.

On November 16, 2006, the company entered into an Agreement with Geomode Mineral Exploration Ltd. to acquire a 100% undivided interest in two mineral claims owned by Geomode known as the BALD and OYAMA claims in the Province of British Columbia, Canada, totaling 1,037 hectares. They are collectively known as the OK Lake claims. In order to earn its 100% interest, the Company was required to pay $25,000 on signing of the Agreement (which it paid), issue 500,000 of its shares of common stock to the owner of the claims, and carry out exploration expenditures of $50,000 on or before November 30, 2007 and $200,000 on or before November 30 2008.

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

To exercise its option to acquire the leases for the Wheeler-Beckett claims, CanAm must pay $211,864 (CDN $250,000) and issue 1,000,000 restricted shares of common stock to Northwind. The payment schedule under the Property Option Agreement provides for an initial payment of $12 7,119 (CDN $150,000), and 500,000 restricted shares of  CanAm’s common stock, which payment was made to Northwind on November 29, 2006. To complete the exercise of its option, CanAm must pay to Northwind $84,746 (CDN $100,000) and 500,000 restricted shares of common stock not later than the first year anniversary date of the date of the Property Option Agreement. Additionally, the Property Option Agreement provides, among other things, that CanAm pay a royalty equal to two and one-half percent (2.5%) of net returns from future production, four-fifths (4/5) of such 2.5% of which CanAm may purchase for $847,460 (CDN $1,000,000). Within the first year, starting September 26, 2006, the date on which the claim was originally posted, there are no obligations for exploration fees associated with regulations of the Saskatchewan Provincial Government for Mining Claims up to September 26, 2007, however, CanAm Uranium Corp must pay or incur exploration costs of up to $10.17 per hectare (CDN $12) or $519,661 (CDN $613,200) when multiplied by the claim size of 51,100 hectares after September 26, 2007 per year to maintain the claims. At the claim anniversary date of 10 years, this cost increases to $21.19 (CDN $25) per hectare. Filing of the exploration fees are required annually by the Saskatchewan Government and therefore, the claims require the Company to submit and pay for nominal expenses associated with preparing the documentation for the Saskatchewan Government.

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

On May 17, 2007, CanAm entered into a Property Option Agreement with Geomode Mineral Exploration Ltd. to acquire an undivided 100% interest in a mineral claim known as the Don McCarthy claim, located in the Athabasca basin area of the Province of Saskatchewan, Canada. Under the terms of the agreement, CanAm could acquire the 100% interest by making a cash payment of $50,000 and issuing 2,000,000 shares of common stock upon signing of the agreement, plus an additional payment of $50,000 on or before December 31, 2007, as well as the payment of $100,000 and 500,000 shares of common stock on the first anniversary of the agreement, and $200,000 and 500,000 common shares on the second anniversary of the Agreement. On December 15, 2007, the Company and Geomode agreed to extend the due date for the payment until February 29, 2008, increasing the payment to $55,000. At CanAm’s discretion, it can accelerate any and all payments contemplated under the agreement. The owner of the property has reserved a 1% net smelter royalty (“NSR”), which can be acquired by the Company for a payment of $3,000,000, less any royalty payments paid. On July 18, 2007, CanAm placed CDN $64,350 in escrow for the planned aerial electromagnetic survey of the Don McCarthy claims, to be performed in August, 2007.

On June 1, 2007, CanAm completed an agreement to acquire a 100% interest in the Reilly Uranium Property in the Sault St. Marie district of Ontario, Canada from Rubicon Minerals Corp. (“Rubicon”). The terms of the transaction include the option to purchase 100% of the property by the staged issuance of 80,000 shares of common stock and CDN $110,000. The underlying vendor retains a 2% NSR, of which 1% can be bought back by the Company for $1 million and the first right of refusal for the remaining 1%. The payment schedule is as follows: an “Initial Payment” of $30,000 on signing of this Option Agreement, an additional $10,000 on the first anniversary date of the Option Agreement, an additional $15,000 on the second anniversary date of the Option Agreement; an additional $20,000 on the third anniversary date of the Option Agreement; and, a final payment of an additional $35,000 on the fourth anniversary date of the Option Agreement. Additionally, CanAm was obligated to issue to Rubicon an aggregate of 80,000 shares of common stock of CanAm for the grant of the mineral claims according to the following schedule: 20,000 shares within 10 days of the approval of the terms of the Option Agreement; 20,000 on the first anniversary date of the Option Agreement; 20,000 shares on the second anniversary date of the Option Agreement; and, 20,000 shares on the third anniversary date of the Option Agreement.

CanAm is focusing its primary business activity on raising sufficient funds to exercise its option to acquire the Wheeler-Beckett claims and acquiring of rights to explore for and develop uranium and other mineralized material in other geographical locations and explore the Halo Property which is one of the 8 “Bancroft Claims”. There is no assurance that CanAm will be able to raise sufficient funds in order to exercise its option to acquire the Wheeler-Beckett claims, Bancroft Claims, or to further expand its business.

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

Wheeler-Beckett Project, Saskatchewan

Introduction

The Wheeler-Beckett Project consists of 11 contiguous claims (the “Claims”) totaling 51,100 hectares located on the eastern edge of the Athabasca Basin. The Company holds a 100% interest in the property subject to making payments totaling $211,864 (CDN$250,000) and issuing 1,000,000 common shares. The claims are subject to a 2½% net return royalty of which 2% may be purchased for $847,460 (CDN $1,000,000).

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

Other Information

•	There is gravel road access to the property via the Great Bear Highway

•	Close proximity to the mills in the eastern side of the basin

•	The Hook Lake showing on JNR Resources ground located approximately 6 km from the Claims tested 48% U3O8 and will be drilled in January ’07

•	The Company is targeting shallow drilling (200m). Drilling inside the Athabasca Basin is as deep as 500-700m and very expensive

•	Favorable environmental situation (i.e., less water than inside the Basin)

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

Bancroft Exploration Program

We intend to implement an exploration program on one of the 8 Bancroft Uranium Projects, the Halo Project. The exploration will consist of a $228,814 (CDN $270,000) budget to drill 1,900 meters within 6 holes on three sections each 640 meters and 60 meter apart to test the Uranium deposit at 600 feet (183 m) and 800 feet (244 m) below surface each section, with various downhole tests, core trays, assays, and a report of findings included. Core sampling is the process of drilling holes to depths up to 1,400 feet in order to extract samples of earth. The exploration operator, El Nino Ventures Inc., will hire a consultant to determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. This exploration program should take approximately three months. CanAm intends to raise funds by the offer and sale of its securities designed to fund the costs of core sampling and testing. The budget in addition to the $50,847(CDN $60,000) already paid for explorations on and before November 15, 2006 will total $279,661 (CDN $330,000) of the total $423,729 (CDN $500,000) commitment of work year 1 as part of the option agreement to earn 60% of the Bancroft Claims. At the end of the $228,814 (CDN $270,000) exploration program, CanAm will determine whether to proceed with additional exploration of the property; or if we will terminate operations. If the exploration program continues, an additional $144,068 (CDN $170,000)will be budgeted for exploration on or before November 15, 2007. Based on the results of the $423,729 (CDN $500,000) exploration program year one on the Bancroft Projects, an additional $423,729 (CDN $500,000) budget will be scheduled for Year 2 to earn a 60% interest in the property.

Wheeler Beckett Exploration Program

We intend to implement an exploration program on the Wheeler Beckett claims. The exploration budget consists of at least $519,661(CDN $613,200) before September 26, 2008. The Budget consists of radiometric surveying which could cost a minimum of $254,237 (CDN $300,000) and a maximum of $508,475 (CDN $600,000). The amount of surveying completed and the timeline will be predicated on the amount of funds raised. We estimate that an exploration consultant for ground work, surveying, and developing a report based on the findings and their visit to the property will cost a minimum of $8,475 (CDN $10,000) a month and a maximum of $25,424 (CDN $30,000) a month for services during the three month period of a total of $25,424 (CDN $30,000) to $76,271 (CDN $90,000). If the findings of the exploration consultant and radiometric surveying show a potential uranium occurrence on the claims, a budget for further exploration and possibly drilling past September 26, 2008 will be considered. The claim after the aforementioned budget is spent, will not require further work until September 26, 2008 by the Saskatchewan Regulations for maintaining the rights to the property. Positive results on the property will define whether the company budgets $519,661 (CDN $613,200) per annum thereafter to maintain the claim and comply with the Saskatchewan Regulations.

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

Don McCarthy Project, Ontario

The Don McCarthy Claim is a single 4087-hectare claim (10100 acres), previously controlled by International Uranium Corp/Denison Mines Corp., which still has a significant presence in the area. The Claim is considered to be a high priority target due to its proximity to large, high-grade uranium mines and its potential to host similar mineralization. The Claim is located on the eastern edge of the Athabasca Basin, approximately 15.8 miles (25.5 km) southeast of Cigar Lake and 25.5 miles (41 km) east of the McArthur River Mine (Cameco/Cogema), the largest, high-grade uranium mine in the world (reserves of 389.1 million lbs with an average grade of 24.3% U3O8 and producing 18.7 million lbs per annum).

The location is in close proximity to the McArthur River and Cigar Lake Mines and contain scattered uranium and arsenic anomalies, which occur in several locations, all within the Athabasca Basin, some 9 km from the eastern margin.  Presumably, there is a regolith along the contact with the underlying basement rocks. A northeast trending anomalous magnetic feature (high derivative values) may be indicating a high magnetic source in the basement rocks underlying the local sandstone/conglomerates.

There are several features outlined by preliminary data relating to the property:

•
The location is in close proximity to two existing uranium deposits, namely the McArthur River Mine and the Cigar Lake Mine.  This proximity means similar basin fill, possibly overlying similar basement rocks of the Wollaston Domain.   Basin fill on the DM property consists of lower Manitou Falls Formation conglomerates and sandstones etc., as well as upper Manitou Falls conglomerates and overlying quartz arenites.  This northeast trending sedimentary contact which cuts across the property could be a sequence boundary or at perhaps just a prominent erosional (planar) feature.  A weathered horizon (regolith) probably exists in the underlying basement rocks.  All are important components for unconformity type Uranium mineralization as found at nearby mines (i.e., MacArthur River, Cigar Lake, etc).
Several geochemical anomalies of elevated Arsenic also occur over much of the property.

•
Previous lake sediment sampling data from the Geological Atlas of Saskatchewan has revealed Uranium values ranging from 0.9 to 2.7ppm U, and there are 7 samples of this type.  It is unknown whether other lake sediment or soil samples were subsequently taken within the claim boundaries.  The surficial geology appears to consist of till with a prominent moraine cutting across the property in a northeast direction, basically bisecting high U values.  Further study of the glacial history, however, is needed before geochemical results can be put in a proper context.  These preliminary data may however suggest a mineralization association with unconformity uranium/polymetallic sulphides typical of Cigar Lake Mine rather than the MacArthur River massive (non metallic association) uranium.

•
Other geophysical features include a northeast trending anomaly (total field airborne magnetic survey) that is bisected or at the end of a high magnetic trend.  However, there is a coincident (prominent) derivative magnetic anomaly over this same region.  These features are likely related to the lithological composition of underlying basement rocks on the DM claim.  This suggests basement rocks high in magnetite, but it also shows that rock units are trending to the northeast similar to basement rocks at both McArthur River Uranium Mine and Cigar Lake Mine.  Further detailed geophysical and prospecting are needed to explain/or reject the significance of this derivative magnetic feature.

•
Other elements of structural geology consist of a poorly developed (1-2 km spacing) north trending fracture/fault system over some of the DM property.  This is similar to the pattern in basement rocks at the Wheeler Beckett claims.  In both cases, basement rocks are probably part of the Proterozic-aged Wollaston Domain consisting of high metamorphic grade amphibolite gneisses and lesser meta-plutonic granitic rocks.  There is also a less prominent NW-trending fracture system on the DM claim, also typical of fractures at the eastern edge of the basin as seen on the Wheeler Beckett claims.  Thus, there are several reasons for further exploration on the DM claim, namely location in close proximity to several world class uranium mines.  CanAm also believes that the basement regolith below the unconformity is mineralized with uranium at numerous locations along this eastern edge of the Athabasca basin.  In addition, there are several geochemical anomalies of Arsenic/Uranium on the DM property, and at least one northeast trending airborne identified anomaly, namely a derivative magnetic anomaly.

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

We are also subject to the Saskatchewan Government Regulations, specifically The Mineral Disposition Regulations, 1986 , Saskatchewan Regulations 399/86, dated April 8, 1986, under the Crown Minerals Act SS 1984-85, c.C-50.2, which tells us how and where we can explore minerals, and the expenditures we must incur to maintain the claims in our course of business. We must comply with these laws to operate our business.

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

Employees and Employment Agreements

At present, we have no employees, and the Company is operated by our Officers and Directors. The Officers, as of October 31, 2007, have been compensated as consultants under contract. We have no employment agreements with any person. We presently do not have, pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Director. During the exploration phases we intend to use the services of subcontractors for manual labor exploration work on the property and not hire employees.

CanAm recognizes that, without additional financing, the continued development and subsequent market success of the Company is highly uncertain. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our principal corporate and executive offices are located at are located at Crown Plaza Building, 114 W. Magnolia Street, Suite 424 Bellingham, Washington 98225. Our telephone number is (206) 274-7598. We maintain a website at www.canamuranium.com.

Item 2. Description of Property.

Our principal corporate and executive offices, are located at Crown Plaza Building, 114 W. Magnolia Street, Suite 424 Bellingham, Washington 98225, and we also maintain offices in located at 1255 West Pender Street, Vancouver, BC, Canada V6E 2V1. We lease our offices located in Bellingham, Washington, such offices are subject to a month to month lease, and we pay $495 per month for rent. We lease our offices located in Vancouver, British Columbia, and such offices are subject to a month-to-month lease, and we pay $3,000 per month for rent. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future. We have no affiliation with the owner of the property where we lease our corporate and executive offices. We believe that the existing facility will adequately meet its needs for now and the foreseeable future.

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

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, Company Purchases of Equity and Securities.

Market Information

Our common stock is traded in the Over-the-Counter market and is quoted on the Electronic Bulletin Board (“OTC Bulletin Board”) under the symbol “CAUI.” The OTC Bulletin Board is a regulated quotation service that displays quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ended October 31, 2007 and 2006. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended January 31, 2006	$0.00	$0.00
Three Months Ended April 30, 2006	$0.00	$0.00
Three Months Ended July 30, 2006	$0.00	$0.00
Three Months Ended October 31, 2006	$0.00	$0.00

Three Months Ended January 31, 2007	$1.05	$0.80
Three Months Ended April 30, 2007	$1.59	$1.00
Three Months Ended July 30, 2007	$1.45	$0.47
Three Months Ended October 31, 2007	$0.55	$0.24

As of January 29, 2008, there were approximately 189 holders of record of the Company’s common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its common shares. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

On August 3, 2007, CanAm Uranium Corp., a Nevada corporation (“CanAm”) entered into a Stock Purchase Agreement with its President and Chief Executive Officer and President, Ryan Gibson, pursuant to which Mr. Gibson agreed to redeem 10,000,000 shares of common stock held by Mr. Gibson to CanAm in exchange for the purchase 100,000 shares of CanAm’s Series B Preferred Stock.

Each share of Series B Preferred Stock is (i) convertible, at the option of the holder, on a 1-for-100 basis, into shares of common stock (subject to stock dividends, stock splits and the like) of CanAm, (ii) automatically converts into common stock immediately prior to a merger, sale of assets, share exchange, or other reorganization, and (iii) has voting rights equal to 1,000 shares of common stock (subject to stock dividends, stock split and the like).

Mr. Gibson’s 100,000 shares of Series B Preferred Stock have voting power equal to 10,000,000 shares of common stock of CanAm. Prior to the purchase of the 100,000 shares of Series B Preferred Stock, Mr. Gibson controlled approximately 52% of the issued and outstanding shares of common stock of CanAm. As of January 29, 2008, Mr. Gibson hold and has control of (i) approximately 37,149,033 shares of common stock, or 41.65%, of the issued and outstanding shares of common stock of CanAm, and (ii) and 100,000 shares, or 100%, of the issued and outstanding shares of Series B Preferred Stock, equal in voting power to 100,000,000 shares of common stock. Aggregating Mr. Gibson’s holdings of both common stock and Series B Preferred Stock, Mr. Gibson holds approximately 72.49% of the voting power of all the issued and outstanding securities of CanAm.

All other unregistered sales of the Company’s equity securities during the fiscal year ended October 31, 2007 were previously reported in the Company’s prior quarterly and current reports filed with the SEC. Therefore, those disclosures are not duplicated in this report.

Company Purchases of Equity and Securities

Small Business Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August, 2007	10,000,000 shares of common stock (1)	Paid with 100,000 shares of Series B Preferred Stock	-0-	-0-

(1) On August 3, 2007, CanAm Uranium Corp., a Nevada corporation (“CanAm”) entered into a Stock Purchase Agreement with its President and Chief Executive Officer and President, Ryan Gibson, pursuant to which Mr. Gibson agreed to redeem 10,000,000 shares of common stock held by Mr. Gibson to CanAm in exchange for the purchase 100,000 shares of CanAm’s Series B Preferred Stock. The transaction with Mr. Gibson was a private transaction that did not take place through the open-market.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the consolidated financial statements of CanAm Uranium Corp. and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB. Statements in this section and elsewhere in this Annual Report on Form 10-KSB that are not statements of historical or current fact constitute “forward-looking statements.”

OVERVIEW

CanAm Uranium Corp., a development stage, mineral-exploration company, was incorporated in the State of Nevada on June 7, 2004, under the name “Boulder Creek Exploration, Inc.” On November 23, 2006, the company changed its name to “CanAm Uranium Corp”. The name change was recommended by the board of directors, and approved by the shareholders, because management felt that “CanAm Uranium” would more accurately reflect the primary business of the company: Uranium exploration, development and anticipated production. The focus of the business and management remained the same after the name change.

Going Concern

The accompanying financial statements are prepared assuming we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

We are in the development stage and have an accumulated deficit, shareholders’ deficit and working capital deficit of $6,429,723, $756,063 and $854,706, respectively, at October 31, 2007 and have a net loss and cash used in operations of $6,071,831 and $1,625,052, respectively, for the year ended October 31, 2007. Additionally, we had an accumulated deficit and a working capital surplus of $357,892, and $243,701, respectively, at October 31, 2006 and have a net loss and cash used in operations of $334,678 and $138,338 respectively, for the year ended October 31, 2006.

While we were attempting to generate revenues, we did not generate revenues through October 31, 2007. During the year ended October 31, 2007, the Company borrowed $600,000 from unrelated parties for working capital purposes, repaid $300,000 of such notes, and issued $445,000 in convertible debentures, and sold shares of common stock for net proceeds of $558,250. For the year ended October 31, 2006, the Company borrowed $50,000 from an unrelated party, which has been converted into 200,000 shares of common stock in the current year.  Management intends to attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to generate sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policy below as critical to our business operations and understanding of our financial results:

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Intangibles and other long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Accounting for Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of SFAS No. 123R will have a negative impact on our future results of operations.

RESULTS OF OPERATIONS

NET REVENUES

For the year ended October 31, 2007, CanAm recorded $0 of revenues, compared to $0 of revenues for the year ending October 31, 2006.

While we continue our exploration and development efforts, we will need to raise additional working capital to fund and support our exploration and development programs. We cannot assure you that we will ever be able to successfully implement our plan of operations or increase our revenues in future periods.

OPERATING EXPENSES

For the year ended October 31, 2007, operating expenses which includes mining exploration costs, consulting fees, professional fees and other selling, general and administrative, were $6,071,831 compared to $334,678 for the year ended October 31, 2006, an increase of $5,737,153 or 1714%.

The increase in operating expenses was primarily attributable to the following:

1.
Mining property development increased, $4,099 in the period ending October 31, 2006, to $1,175,551 in the period ending October 31, 2007, an increase of $1,171,452, or 28579%. This was due to the fact that the company significantly increased its property acquisition and expenditure activity during the year.

2.
Professional fees increased to $1,018,526 for the year ended October 31, 2007 as compared to $115,540 for the year ended October 31, 2006, an increase of $902,986 or 781%. This increase is primarily related to an increase in accounting fees associated with the audit of our financial statements, and legal expenses associated with other general corporate matters, and the employment of various specialist consultants.

3.
Rent expense increased to $46,902 for the year ended October 31, 2007 from $0.00 for the year ended October 31, 2006, an increase of $46,902. The increase in rent was attributable to additional lease of office spaces which commenced in November 2006.

4.	Other operating expenses include office expenses and supplies, telephone and communications, travel costs, and other expenses. For the year ended October 31, 2007, other selling, general and administrative expenses amounted to $208,834 compared to $19,698 during the year ended October 31, 2007, an increase of $189,136 or 960%. This increase was attributable to an increase in all of our general and administrative expenses as we implement our business plan.

LOSS FROM OPERATIONS

We reported loss from operations of $6,071,831 for the year ended October 31, 2007 as compared to a loss from operations of $334,678 for the year ended October 31, 2006, an increase of $5,737,153 or approximately 1714%.

• Interest Expense was $136,978 or for the year ended October 31, 2007 as compared to none in the year ended October 31, 2006 which reflects an increase in our notes payable to certain security holders. In April and July, we issued two promissory notes to a third party aggregating $300,000. The notes bear interest at 60% per annum, are payable on demand, and are unsecured.

OVERALL

We reported a net loss for the year ended October 31, 2007 of $6,071,831 compared to a net loss for the year ended October 31, 2006 of $334,678. This translates to an overall basic and diluted per-share loss available to shareholders of $0.072 for the year ended October 31, 2007, compared to basic and diluted per-share loss of $0.004 for the year ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At October 31, 2007, we had a cash balance of $100,017 and working capital deficit of $854,706. Our current assets primarily include $100,017 of cash. Our current liabilities primarily consist of approximately $443,619 of accounts payable and accrued expenses, $300,000 primarily related to our notes payable and accrued interest due to note holders and $357,827 of convertible debentures payable. The notes bear interest at 60% per annum, are payable on demand, and are unsecured. Additionally, during the year ended October 31, 2007, the Company borrowed $300,000 and repaid $330,000, including interest of similar notes payable.

CanAm does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, CanAm is reliant on outside sources of capital funding. There can be no assurance that CanAm will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there is no assurance that CanAm will be able to secure adequate sources of new capital funding, whether it is in the form of share capital, debt, or other financing sources.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”, under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PLAN OF OPERATIONS

As of October 31, 2007, we had cash reserves of approximately $100,017.

We have not determined our plan with respect to our Wheeler-Beckett, Don MacCarthy, Bancroft, Reilly and OK Lake Properties for which we currently have options.

We believe that we will use our funds to pay filing fees and claim maintenance fees on those properties and for our general operating and corporate expenses.  Our operating expenses for the next twelve months are estimated to include:

•  $36,000 Rent

•  $150,000 Management fees

•  $100,000 Consulting expenses

•  $10,000 Legal Fees

•  $4,000 Transfer Agent Fees

•  $40,000 Auditor Fees

•  $ 15,000 News Wire Services

We currently do not have sufficient funds to pay our operating expenses for the next twelve months and we intend to try to raise funds but there is no assurance that we will be able to raise adequate capital.

The suggested plan to explore Wheeler-Beckett has been budgeted at $500,000, to include ground work and further development of the property, if we come to a plan to explore the Wheeler-Beckett we will not have sufficient cash reserves to satisfy our cash requirements in order to continue as a going concern for the next 12 months following the date of this Annual Report. We will require further funding to continue.

The suggested plan to explore the Bancroft Claims has been budgeted at $500,000, to include further drilling of the properties and development of the property, if we come to a plan to explore the Bancroft we will not have sufficient cash reserves to satisfy our cash requirements in order to continue as a going concern for the next 12 months following the date of this Annual Report. We will require further funding to continue.

If we come up with a plan to explore our Don MacCarthy, OK Lake and Reilly Uranium Property Claims, we will not have sufficient cash reserves to satisfy our cash requirements in order to continue as a going concern for the next twelve months following the date of this Annual Report.  We will require further funding in order continue.

Over the next twelve months, we plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop our properties.    There is no assurance that we will be able to raise adequate capital.

Our future success will be materially dependent upon our ability to satisfy additional financing requirements and joint ventures on our current property option agreements. We are reviewing our options to raise equity capital and joint ventures. We cannot estimate when we will begin to realize any significant revenue. In order to satisfy our requisite budget, we have held and will continue to conduct negotiations with various investors and joint venture candidates. We cannot predict whether these negotiations will result in additional investment income for us.

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

We have not received revenue from operations during the year ended October 31, 2007.  We cannot estimate when we will begin to realize any revenue.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Our plan of operations for the next twelve months is possibly to develop and explore our Wheeler-Beckett prospect in the Saskatchewan Athabasca Basin Canada and possibly to develop and explore our Bancroft Prospect in Ontario Canada. Our plans for the next twelve months are very uncertain and dependent on negotiations with El Nino Ventures Inc and dependent on Northwind Resources for property payment extensions. There are no work programs planned for the other properties within the next 12 months, unless done so in a Joint Venture.

Bancroft Properties

We currently do not have the funds to pay for a work program.  We are obligated to pay $380,000 further costs to acquire 80% of the Bancroft property and to keep it in good standing. However if we receive adequate financing we do intend on utilizing them on a work program. We could fund the work program up to $500,000 if we are able to raise adequate equity; or we could jointly fund the work program with a partner.  If we do not come to a contractual agreement, then CanAm will lose its interest in the property, and have no further work commitments or program.

A full geological and geochemical report would likely be developed on current properties that have recently been worked on and likely a plan of operations would consist of drilling up to 10 holes to assist in defining economic uranium mineralization. The progress report on the geological, radiometric and geochemical investigation and summary of drilling results on the Bancroft Properties could assist in further financing and joint ventures.

Our intended plan of operations for the next twelve months is we plan to raise funds through the sale of our common stock or through loans.  There is no guarantee that we will be successful in arranging the required financing.  Unless we raise funds through the sale of our common stock or through loans, we cannot further explore or develop the Bancroft Property.    There is no assurance that we will be able to raise adequate capital.

Putting the probable and proven mineralization of the Bancroft into production will be materially dependent upon our ability to satisfy additional financing requirements. We are reviewing our options to raise equity capital. We have held and will continue to conduct negotiations with various investors. We cannot predict whether these negotiations will result in additional investment income for us.

Funding for our operations may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Based on the amended agreement with El Nino Ventures, we are required to pay $380,000 for the past years work program and $200,000 as a balloon payment to earn 80% interest and be in good standing for the next 12 months. $25,000 of which was paid. (The Agreement was signed on December 20, 2007, and the payment of $25,000 was made at that time. The company is in default of the amendment as the payments, due January 31, 2008, have not yet been made. The company is presently negotiating an extension to this amendment.

Wheeler-Beckett Properties

The suggested plan to explore Wheeler-Beckett has been budgeted at $500,000, to include ground work and further development of the property. The plan may include but not be limited to seismic work, radiometric, drill, and various other surveys to test for economic uranium mineralization.

We require to make a $100,000 payment to remain current for the 100% interest in the Wheeler-Beckett property within the next 12 month period.

Other Claims

There are no suggested plans to explore the Don MacCarthy, Reilly, or OK Lake Properties. In order to keep in good standing in the next 12 months, it is required we pay to third party vendors:

Don MacCarthy $150,000 and 500,000 shares of common stock;
Reilly Uranium Property $10,000 and 20,000 shares of common stock; and
OK Lake Property to carry out exploration expenditures of $50,000 on or before November 30, 2007 and $200,000 on or before November 30, 2008 or issue 500,000 shares of common stock at the companies election

We have not initiated any exploration activities on these properties as of the date of this Annual Report. We have no operator in place to assist us in the exploration and development of our claims and we have not decided whether we will utilize any additional funds to explore or develop our properties in the next twelve months.

Subsequent Events

On November 9, 2007, the Company agreed with a note holder to convert $100,000 of the outstanding balance to common stock in CanAm Uranium Corp. It was agreed that 2,000,000 shares, restricted under Rule 144, would be issued fir the outstanding note. The shares were issued on that date.

On December 20, 2007, the Company amended its agreement with El Nino Ventures. Under the agreement, the company agreed to pay the outstanding balance for work done on the property by January 31, 2008, (approximately $190,000) as well as a payment of $200,000 to acquire an 80% interest in the property by the same date.

Item 7. Financial Statements

CANAM URANIUM CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

October 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CanAm Uranium Corp:

We have audited the balance sheet of CanAm Uranium Corp. (an Exploration Stage Enterpise) as at October 31, 2007 and the statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2007 and cumulative from inception June 7, 2004 to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CanAm Uranium Corp. as of October 31, 2006 were audited by other auditors whose report dated January 16, 2007 expressed an unqualified opinion on those statements. The financial statements for the period from inception June 7, 2004 to October 31, 2006 reflect a net loss of $357,892 and an increase in cash during the same period of $306,921. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2007 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

“Cinnamon Jang Willoughby & Company”
Chartered Accountants

Burnaby, Canada
January 30, 2008

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.
HLB Cinnamon Jang Willoughby & Company is a member of International. A world-wide organziation of accounting firms and business advisors.

CANAM URANIUM CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	October 31, 2007	October 31, 2006
		(Restated - Note 11 )
CURRENT ASSETS
Cash	$100,017	$306,921
Prepaid expenses	152,443	2,500
TOTAL CURRENT ASSETS	252,460	309,421

Resource property acquisition costs (Note 3)	1,610,169	35,314
Fixed assets (net of depreciation)	600	840

TOTAL ASSETS	$1,863,229	$345,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$443,619	$10,000
Note payable (Note 7)	300,000	50,000
Convertible debenture payable (Note 8)	357,827	-
Due to related party (Note 5)	5,720	5,720
TOTAL CURRENT LIABILITIES	1,107,166	65,720

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Preferred stock, series A, 24,000,000 shares authorized with $0.001 par value
Preferred stock, series B, 100,000 shares authorized with $0.001 par value
Issued and outstanding
100,000 Preferred stock, series B (2006 - Nil)
Common stock, 200,000,000 shares authorized with $0.001 par value	100	-
Issued and outstanding
83,250,000 common shares (2006 - 80,990,000)	83,250	80,990
Additional paid-in-capital	7,469,436	404,410
Share subscriptions received in advance	25,000	152,347
Share subscriptions receivable	(392,000)	-
Deficit accumulated during exploration stage	(6,429,723)	(357,892)
TOTAL STOCKHOLDERS’ EQUITY	756,063	279,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,863,229	$345,575

___________________Director

___________________Director

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended October 31, 2007	For the year ended October 31, 2006	June 7, 2004 (inception) to October 31, 2007
		(Restated Note - 11 )
GENERAL AND ADMINISTRATIVE EXPENSES

Mining property costs	$1,175,551	$4,099	$1,185,186
Office and general	38,113	19,698	59,298
Professional and consulting fees	1,018,526	115,540	1,147,285
Regulatory and filing fees	11,401	4,241	18,614
Directors’ fees	216,703	191,100	407,803
Debenture financing fees	54,025	-	54,025
Debenture option	302,673	-	302,673
Stock option benefit	2,234,665	-	2,234,665
Interest expense	136,978	-	136,978
Financing fees	665,573	-	665,573
Printing	114,546	-	114,546
Travel and entertainment	56,175	-	56,175
Rent	46,902	-	46,902

	6,071,831	334,678	6,429,723
NET LOSS FOR THE PERIOD	$(6,071,831)	$(334,678)	$(6,429,723)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.072)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,361,781	75,360,000

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO OCTOBER 31, 2007

	Preferred Stock, Series B		Common Stock		Additional	Accumulated Earnings	Share		Stockholders’
	Number of Shares	Par Value	Number of shares	Par Value	Paid in Capital	(Deficit)(Restated Note -10)	Subscriptions Received in Advance	Subscription Receivable	Equity (Restated Note - 11)
		$		$	$	$	$		$
Balance at Inception June 7, 2004	-	-	-	-	-	-	-	-	-
Capital issued for Cash			72,320,000	72,320	(50,020)				22,300
Net loss for the period from inception to October 31, 2004			-	-	-	(6,194)	-		(6,194)
Balance October 31, 2004			72,320,000	72,320	(50,020)	(6,194)	-		16,106
Net loss for the year ended October 31, 2005			-	-	-	(17,020)	-		(17,020)
Balance, October 31, 2005	-	-	72,320,000	72,320	(50,020)	(23,214)	-	-	(914)
Capital issued for Cash, net of stock issuance costs			7,110,000	7,110	264,890				272,000
Capital issued for services			1,560,000	1,560	189,540				191,100
Subscriptions received in advance							152,347		152,347
Net loss for the year ended October 31, 2006						(334,678)			(334,678)
Balance October 31, 2006	-	-	80,990,000	80,990	404,410	(357,892)	152,347	-	279,855

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO OCTOBER 31, 2007 (continued)

	Preferred Stock, Series B		Common Stock		Additional	Accumulated Earnings	Share		Stockholders’
	Number of Shares	Par Value	Number of shares	Par Value	Paid in Capital	(Deficit)(Restated Note -10)	Subscriptions Received in Advance	Subscription Receivable	Equity(Restated Note - 11)
Balance October 31, 2006	-	$-	80,990,000	$80,990	$404,410	$(357,892)	$152,347	$-	$279,855
Capital issued for cash			4,905,000	4,905	553,345		(152,347)	(102,000)	303,903
Capital issued for financing			1,600,000	1,600	1,247,900				1,249,500
Capital issued for services			1,860,000	1,860	967,140				969,000
Capital issued for Mineral Properties			3,295,000	3,295	1,315,805				1,319,100
Capital issued for stock options			400,000	400	289,600			(290,000)	-
Capital issued on settlement of notes payable			200,000	200	49,800				50,000
Capital returned to Company and Cancelled			(10,000,000)	(10,000)					(10,000)
Preferred shares B issued	100,000	100			9,900				10,000
Stock based compensation					2,234,665				2,234,665
Debenture option					396,871				396,871
Subscriptions received in advance							25,000		25,000
Net loss for the year ended October 31, 2007						(6,071,831)			(6,071,831)
Balance October 31, 2007	100,000	100	83,250,000	83,250	7,469,436	(6,429,723)	25,000	(392,000)	756,063

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the year ended October 31, 2007	For the year ended October 31, 2006 (Restated - Note 11)	June 7, 2004 (inception) to October 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(6,071,831)	$(334,678)	$(6,429,723)
Adjustment to reconcile net loss to net cash from operating activities:
- stock option benefit	2,234,665	-	2,234,665
- debenture option	302,673	-	302,673
- depreciation	465	240	705
- stock issued for services	871,747	191,100	1,062,847
- stock issued for financing fees	649,500	-	649,500
(Increase) Decrease in prepaid expense	(45,890)	(2,500)	(48,270)
Increase (Decrease) in accounts payable and accrued liabilities	433,619	7,500	443,619

NET CASH USED IN OPERATING ACTIVITIES	(1,625,052)	(138,338)	(1,783,984)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	-	-	(1,200)
Acquisition of mineral properties	(255,755)	(35,314)	(291,069)

NET CASH FLOWS USED IN INVESTING ACTIVITY	(255,755)	(35,314)	(292,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common stock	328,903	424,347	775,550
Proceeds on exercise of option	600,000	-	600,000
Increase in note payable	300,000	50,000	350,000
Debenture and convertible notes payable	445,000	-	445,0000
Related party advances	-	2,720	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,673,903	477,067	2,176,270

INCREASE (DECREASE) IN CASH	(206,904)	303,415	100,017

CASH, BEGINNING OF PERIOD	306,921	3,506	-

CASH, END OF PERIOD	$100,017	$306,921	$100,017

SUPPLEMENTAL CASH FLOW INFORMATION (NOTE 10):
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON CASH INVESTING ACTIVITIES:
Stock issued for resource properties	$1,319,100	$-	$1,319,100

NON CASH FINANCING ACTIVITIES:
Stock issued for settlement of debt	$50,000	$-	$50,000
Stock issued for services	$969,000	$191,100	$1,160,100

The accompanying notes are an integral part of these financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Canam Uranium Corp. (the “Company”), formerly Boulder Creek Explorations, Inc. is an exploration stage company that was organized to engage in the business of natural resource exploration in Canada and the United States.

Going concern

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock. Continued operations of the Company are dependent on the Company’s ability to complete additional equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings.

	October 31, 2007	October 31, 2006
Deficit accumulated during the exploration stage	$6,429,723	$357,892
Working capital (deficiency)	$(854,706)	$243,701

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on June 7, 2004 in the State of Nevada. The Company’s fiscal year end is October 31.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Exploration stage company

The Company’s financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

Natural resource properties

The Company has been in the exploration stage since its inception on June 7, 2004, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” The Company assesses the carrying cost for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated lie of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclamation costs

The Company's policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management's estimation of reclamation costs to be incurred. The accrued liability for reclamation expenditures is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time. As at October 31, 2007, the Company has determined that it has no significant asset retirement or reclamation obligations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. We base our estimates on a number of factors, including historical experience, current events and actions the company may undertake in the future, and other assumptions that we believe are reasonable under the circumstances. Actual results could differ from those estimates. We use estimates when accounting for certain items such as asset impairments and stock based compensation,

Financial instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair market value of the Company’s financial instruments comprising cash, accounts payable and accrued liabilities, and notes payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts

Loss per common share

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2007 the Company had net operating loss carry-forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry-forwards.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

SFAS No. 123(R), "Accounting for Stock-Based Compensation", as issued by the Financial Accounting Standards Board (“FASB”), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", was adopted by the company on January 1, 2006, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or fair value of a company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123(R) require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option. The adoption of this standard had no impact to the Company’s financial position prior to January 1, 2006.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123(R) and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2007, the Company had no items of other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No.108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations. In addition, the FASB and Emerging Issues Task Force ("EITF") have issued a variety of interpretations including the following interpretations with wide applicability:

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT

The Company has capitalized acquisition costs on these mineral properties as follows:

	2007	2006
Wheeler Beckett	$189,422	$-
OK Lake	82,843	-
Reilly Uranium	38,705	-
Don McCarthy	1,210,000	-
Bancroft	89,199	35,313
	$1,610,169	$35,314

TIM and PUN claims

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

The Board of Directors of the Company, after lengthy analysis prior to and during a board meeting of October 2, 2006 elected to refocus the Company's exploration activity into the area of uranium exploration, as they felt that there were better prospects for shareholder returns. Consequently, they chose not to renew these claims and allowed them to lapse.

BANCROFT claims

On October 20, 2006, the Company entered into an agreement with El Nino Ventures Inc. to acquire a 60% option on the Bancroft properties in the Province of Ontario, Canada totaling 3,800 hectares over numerous individual claims.

The option required payment of CDN$40,000 on closing and CDN$25,000 within 10 days of closing 2006, payment of CDN $60,000 of exploration costs by November 15, 2006, and the issuance of 275,000 post split shares of its stock, restricted under Rule 144 of the Securities Act of 1933. In order to maintain the option the Company is required to make a payment of CDN$20,000 on the first anniversary of the agreement, and pay CDN $500,000 of exploration costs in each year of the first and second anniversaries of the agreement. In order to earn an 80% option, the Company is required to issue a further 300,000 restricted post split shares and complete a further CDN$1,500,000 in exploration expenditures in the third and fourth year after the execution of the agreement. The properties are also subject to Net Smelter Royalty (“NSR”) payments of 3% in the event of mineral production, and the Company may purchase 1% of the NSR for CDN$250,000, or total purchase of the NSR for CDN$750,000.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

At October 31, 2007 the Company had not met the requirement to pay CDN $500,000 in exploration costs during the first year of the agreement and pay CDN $20,000 on the first anniversary of the agreement. Subsequent to the year end, the company amended the terms of the option agreement with El Nino such that a payment of CDN $25,000 is required on or before December 21, 2007, and CDN $165,000 on or before January 31, 2008. Subsequent to the year end the company paid CDN $25,000 pursuant to the amended option agreement, but had not paid CDN $165,000 by January 31, 2008. The company is re-negotiating the terms of the amended option agreement with El Nino.

BALD and OYAMA claims

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

WHEELER-BECKETT claims

On November 29, 2006, the Company entered into an Agreement with Northwind Resources Ltd. to acquire a 100% interest in 11 mineral property titles, collectively known as the Wheeler-Beckett Claims in the Athabasca basin region of the Province of Saskatchewan, Canada, totaling 51,100 hectares in size. In order to earn its 100% interest, the Company is required to make cash payments of CDN$150,000 on Agreement execution date and CDN$100,000 on the anniversary of the Agreement execution date. In addition, the Company is required to issue 500,000 of its common shares (restricted) on execution date, and an additional 500,000 restricted shares on the anniversary date of the Agreement's execution. The property is subject to a 2.5 % NSR of which 2.0% may be purchased by the Company for CDN$1,000,000.

DON MCCARTHY claims

On the 17th of May, 2007, the Company entered into a Property Option Agreement with Geomode Mineral Exploration Ltd. to acquire an undivided 100% interest in a mineral claim known as the Don McCarthy claim, located in the Athabasca basin area of the Province of Saskatchewan, Canada. The Company can acquire the 100% interest by making a cash payment of $50,000 and issuing 2,000,000 restricted common shares of the Company upon signing of the agreement, plus an additional payment of $50,000 on or before December 31, 2007, as well as the payment of $100,000 and 500,000 common shares on the first anniversary of the agreement, and $200,000 and 500,000 common shares on the second anniversary of the Agreement. At the Company’s discretion, it can accelerate any and all payments contemplated under this agreement. The owner of the property has reserved a 1% NSR, which can be acquired by the Company for a payment of $3,000,000 less any royalty payments paid.

REILLY URANIUM claims

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

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s authorized capital is 200,000,000 common shares with a par value of $0.001 per share, 24,000,000 series A preferred shares with a par value of $0.001 per share, and 100,000 series B preferred shares with a par value of $0.001 per share. Series B preferred shares are convertible into common shares of the Company on a basis of 100 common shares for each 1 series B preferred share.

On July 10, 2004 the Company issued 56,000,000 common shares at $0.001 per share to the sole director and President of the Company for net cash proceeds of $7,000 to the Company.

On September 23, 2004 the Company issued 14,080,000 common shares to several investors at $0.0009375 per share for net cash proceeds of $13,200 to the Company.

On October 15, 2004 the Company issued 2,240,000 common shares to one investor at $0.0009375 per share for net cash proceeds of $2,100 to the Company.

On May 1, 2006 the Company issued 5,360,000 common shares at $0.00625 per share for net proceeds to the Company of $33,500.

On September 5 and September 7, 2006 the Company issued 700,000 common shares to several investors at $0.10 per share for net cash proceeds of $63,000 to the Company.

On October 13, 2006 the Company issued to two investors 600,000 common shares at $0.25 per share, for net cash proceeds to the Company of $135,000.

On October 13, 2006 the Company issued to two investors 450,000 common shares at $0.10 per share, for net cash proceeds to the Company of $40,500.

On October 13, 2006 the Company issued 260,000 shares to each of the 4 directors as compensation for their duties as directors. In addition, 260,000 shares were authorized for each of the CEO and CFO to reflect their additional responsibilities. The shares were valued at $0.1225 per share, the weighted average price of shares issued during the period.

On October 3, 2006, the Board of Directors and majority shareholders agreed to a forward split of the Company's shares on an 8 for 1 basis, such that each shareholder would receive 8 new shares for each share currently held. This would become effective under Nevada law 10 days after the filing of the Certificate of Change under S78.209 of Nevada General Corporate Law. The Board of Directors also agreed to increase the number of authorized common shares from 75,000,000 to 200,000,000 and to increase the number of preferred shares authorized from zero to 25,000,000. Further, and effective on the same date, the Board and the Company's majority shareholders agreed that the name of the Company would be changed from “Boulder Creek Explorations, Inc.” to Canam Uranium Corp. All filings were made and approved by the Nevada Secretary of State subsequent to the October 31, 2006 year end.

All references in these financial statements to number of shares, price per share and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

During the year ended October 31, 2007, the Company issued 100,000 series B preferred shares to a director of the Company in exchange for the cancellation of 10,000,000 common shares at $0.001 par value of $10,000.

In November 2006, the Company issued 1,725,000 common shares at a price of $0.10 per share for cash proceeds of $172,500, of which $ 147,347 was received in the prior year. The Company also issued 50,000 shares at price of $0.10 per share for cash proceeds of $5,000, of which $5,000 was received in the prior year.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

In December 2006, the Company issued 225,000 common shares at a price of $0.10 per share for total cash proceeds of $22,500. In addition, the Company issued 100,000 common shares at a price of $0.25 per share for total cash proceeds of $25,000.

In February 2007, the Company issued 100,000 common shares at a price of $0.10 per share for total cash proceeds of $10,000. In addition, the Company issued 305,000 common shares at a price of $0.25 per share for total cash proceeds of $76,250.

In March 2007, the Company issued 80,000 common shares at a price of $0.25 per share for total cash proceeds of $20,000.

In October 2007, the Company issued 2,320,000 common shares at a price of $0.10 per share for total cash proceeds of $232,000, of which $102,000 was allocated to share subscription funds receivable.

In March 2007, the Company issued 600,000 common shares at $1.00 per share upon exercise of an option in lieu of interest on note payable for cash proceeds of $600,000.

During the year, the Company issued 1,000,000 common shares in exchange for financing fees relating to convertible debenture issuance at trading values ranging between $0.39 and $1.35 per share for total consideration of $649,500.

During the year, the Company issued 1,860,000 common shares in exchange for services rendered and to be rendered in subsequent periods at trading values ranging between $0.25 and $1.05 per share for total consideration of $969,000.

In November 2006, the Company issued a total of 1,275,000 common shares pursuant to its option agreements for the Bancroft property (275,000 restricted common shares), the OK Lake properties (500,000 restricted common shares), and the Wheeler -Beckett property (500,000 restricted common shares). The 1,275,000 shares were valued at $0.10 per share for total consideration of $147,500.

In June 2007, the Company issued 2,000,000 common shares pursuant to its option agreement in the Don McCarthy property. The 2,000,000 shares valued at $0.58 per share based on the trading value of the stock at the date of contract for a total consideration of $1,160,000.

In June 2007, the Company issued 20,000 common shares pursuant to its option agreement in the Reilly Uranium property. The 20,000 shares valued at $0.58 per share based on the trading value of the stock at the date of contract for a total consideration of $11,600.

During the year, the Company issued 200,000 common shares at $0.25 per share for settlement of $50,000 notes payable.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2007, 260,000 common shares valued at $273,000 (2006 - 1,560,000 common shares valued at $191,100) were issued to a director of the Company for director’s fees.

During the year, the Company paid $167,303 (2006 - $43,710) in consulting fees to directors of the Company.

During the year, the Company paid $36,028 in legal fees to a director of the company.

During the year, the Company paid $55,698 in travel and entertainment expense and $23,786 in office and general expense to directors of the company.

The Company owes a director and President of the Company $2,720. The amount is unsecured, non-interest bearing and has no fixed terms of repayment.

The Company owes the previous sole director and President of the Company $3,000. The amount is unsecured, non-interest bearing and has no fixed terms of repayment

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

The Company has been subletting premises from a company controlled by its President and CEO. Total payments until October 31, 2007 year end were $44,922 (2006 - $3,416).

The above transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 - INCOME TAXES

At October 31, 2007, the Company has unused tax loss carry forwards in the United States of $4,194,354 (2006 — $357,652) expiring between the years 2024 and 2027 which are available to reduce taxable income. The tax effect of the significant components within the Company’s deferred tax asset (liability) at October 31, 2007 was as follows:

	2007		2006
United States
Loss carry forwards		$1,426,080		$121,602
Valuation allowance		(1.426,080)		(121,602)

Net deferred tax asset	$	Nil	$	Nil

The income tax expense differs from the amounts computed by applying the statutory tax to pre-tax losses as a result of the following:

	2007		2006
Net Operating Loss		$6,071,831		$334,678
Statutory Tax Rate		34%		34%
Effective Tax Rate		-		-
Expected recovery at statutory rates		2,064,423		113,791
Adjustments to benefits resulting from:
Depreciation		(158)		(82)
Stock based compensation		(759,786)		-
(Unrecognized) benefits of non-capital losses		(1,304,479)		(113,709)
Income tax recovery	$	Nil	$	Nil

Potential benefit of net operating losses have not been recognized in these financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

NOTE 7 - NOTE PAYABLE

The Company issued a Note to a third party investor in the amount of $50,000 on September 6, 2006 for a one year term, bearing interest at 10% per annum. The note had been converted into 200,000 common shares on October 6, 2007. The party has agreed to waive its interest on the note in exchange for an option to acquire 600,000 shares of the Company’s common stock at $1.00 per share on or before April 1, 2007, and 666,667 shares at $1.50 per share on or before January 1, 2008. The investor exercised its first option on March 15, 2007. The option has been valued according to the Black-Scholes option pricing model, and the Company has recognized an expense of $ 302,673.

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

During the year ended October 31, 2007, the Company issued a note payable for $200,000. The note payable is unsecured, bears interest at 60% per annum, and matured July 25, 2007. As at October 31, 2007, the Company had not made any payments on the principle or interest due, and is currently in default of the terms of this note.

During the year ended October 31, 2007, the Company issued a note payable for $100,000. The note payable is unsecured, bears interest at 60% per annum, and matured September 17, 2007. As at October 31, 2007, the Company had not made any payments on the principle or interest due, and is currently in default of the terms of this note.

NOTE 8 - CONVERTIBLE DEBENTURE PAYABLE

On March 2, 2007 the Company signed an agreement with Divine Capital Markets LLC to raise convertible debenture financing for the Company. The terms of the debenture were for a maximum of $400,000 to be raised at an interest rate of 6% for three years. The debentures are convertible into common shares of the Company at the greater of 75% of the 20 day lowest closing bid price of the Company stock and $0.05 per share at any time on or after six months from the date of issuance of the debenture. Divine received 250,000 restricted shares of the Company, valued at $0.53 per share (the weighted average of recent share issuance prices) as well as a 13% commission on total proceeds. The gross principal amount raised was $370,000.

NOTE 9 - EMPLOYEE STOCK OPTION PLAN

On February 25, 2007 the Company approved the 2007 Stock Incentive and Compensation Plan and set aside 5,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. Pursuant to the plan, 2,950,000 stock options were issued to employees and consultants.

Stock Based Compensation

The following incentive stock options were outstanding at October 31, 2007 (2006 - Nil):

Exercise price	Number of options	Remaining contractual life (years)
1.50	666,667	0.16
1.19	2,500,000	9. 33
0.60	100,000	9. 66
0.26	200,000	9.91

	3,466,667

Changes in the Company’s stock options for the year ended October 31, 2007 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of year	-	-
Granted	4,216,667	$1.15
Exercised	(750,000)	$1.19
Cancelled	-	-
Balance, end of year	3,466,667	$0.97

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates, which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used:

2007
Risk free interest rate	4.70%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	1 to 2 years

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

The grant-date fair value of options granted during the year ended October 31, 2007 was between $0.21 and $0.91.

The total unrecognized compensation cost related to non-vested options amounted to $1,595,062. The compensation cost related to non-vested options is expected to be recognized over the next fiscal year.

The following warrants were outstanding at October 31, 2007 (2006 - Nil):

Exercise price	Number of options	Remaining contractual life (years)
0.001	1,500,000	1.58

Changes in the Company’s warrants for the year ended October 31, 2007 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of year	-	-
Granted	1,500,000	$0.001
Exercised	-	-
Cancelled	-	-
Balance, end of year	1,500,000	$0.001

The weighted average grant date fair value of warrants issued during the year ended October 31, 2007, amounted to $0.89 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

2007
Risk free interest rate	4.70%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	2 years

Total employee stock-based compensation related to the issuance of options and warrants for the year ended October 31, 2007 was $2,234,665. The Company recognized an additional $302,687 on the issuance of stock options to settle interest on notes payable (Note 7).

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended October 31, 2007 the company settled notes payable of $50,000 through the issuance of 200,000 common shares (2006 - $Nil).

During the year ended October 31, 2007 the company issued 3,295,000 common shares valued at $1,319,100 (2006 - $Nil) pursuant to the acquisition of mineral properties (Note 3).

During the year ended October 31, 2007 the company issued 1,860,000 common shares valued at $969,000 (2006 - 1,560,000 common shares valued at $191,100) for services rendered. $871,747 has been expensed during the year ended October 31, 2007 (2006 - $191,100), and $97,253 is included in prepaid expenses (2006 - $Nil).

CANAM URANIUM CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 11 - CHANGE IN ACCOUNTING POLICY

During the year ended October 31, 2007 the Company changed its accounting policy to capitalize the acquisition costs of mineral properties in conformity with the provisions of in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The adoption of this accounting policy had the following effect on comparative figures:

Balance sheet as at October 31, 2006:

Account	Previously Stated	Adjustment	Restated
Resource property acquisition costs	$-	$35,314	$35,314
Deficit	(393,206)	(35,314)	(357,892)

Statement of operations for the year ended October 31, 2006:

Account	Previously Stated	Adjustment	Restated
Mineral property costs	$39,413	$(35,314)	$4,099
Net loss for the year	(369,992)	35,314	(334,678)

Statement of cash flows for the year ended October 31, 2006:

Account	Previously Stated	Adjustment	Restated
Net loss for the year	$(369,992)	$35,314	$(334,678)
Net cash used in operations	(173,652)	35,314	(138,338)
Acquisition of mineral properties	-	(35,314)	(35,314)
Net cash used in investing activities	-	(35,314)	(35,314)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to October 31, 2007:

Pursuant to a private placement agreement, the Company issued 250,000 common shares at $0.10 per share for total proceeds of $25,000. The proceeds were received prior to the year end.

Pursuant to the option agreement for the OK Lake property, the Company issued 500,000 common shares valued at $0.22 based on the trading value of the stock at the date of issuance for total consideration of $110,000.

Pursuant to the option agreement for the Wheeler - Beckett property, the Company issued 500,000 common shares valued at $0.21 based on the trading value of the stock at the date of issuance for total consideration of $105,000.

The Company issued 500,000 common shares in exchange for service to be rendered at trading value of $0.21 per share at the date of issuance for total consideration of $105,000.

The Company issued 1,180,000 common shares for financing fees valued at $0.155 based on the trading value of the stock at the date of issuance for total consideration of $182,900.

The Company issued 2,000,000 common shares valued at $0.05 per share for settlement of note payable of $100,000.

The Company paid CDN $25,000 pursuant to the option agreement for the Bancroft property.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal financial officer. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Based on its assessment, our management determined that, as of the end of the period covered by this report, we maintained effective internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Amendment No. 1 to Property Option Agreement with El Nino Ventures and CanAm’s Failure to Timely Make Payment to El Nino Ventures.

On December 20, 2007, El Nino and Can Am entered into Amendment No. 1 to the Property Option Agreement (“Amendment No. 1”). Article 3 of the Property Option Agreement was amended such that on or before January 31, 2008, CanAm held an option to pay El Nino $200,000 for an 80% interest in the property subject to the Property Option Agreement free and clear of all Encumbrances and Claims and the right to become, and otherwise become, the operator, working with the current operator on mutually agreed targets.

Amendment No. 1 also provided that CanAm would pay and deliver $25,000 to El Nino on or before December 27, 2007, and that such $25,000 would be credited as a payment against the then-current outstanding amount of approximately $190,000 owed by CanAm to El Nino, and (ii) pay the balance of any principal amounts due an owing by CanAm to El Nino on or before January 31, 2008.

Additionally, Amendment No. 1 provided that El Nino’s 20% interest is non-dilutable and will not require additional investment by El Nino.

CanAm made a $25,000 payment to El Nino on or before December 27, 2007, but failed to make the payment due to El Nino on or before January 31, 2008. El Nino has not served CanAm with a notice of default of the Property Option Agreement, but may do so at any time it chooses, in which case CanAm would lose all of its rights, including but not limited to the right to purchase an 80% interest the Bancroft mineral claims, under the Property Option Agreement.

Material Modification of Rights of Security Holders

Effective July 9, 2007, CanAm designated 100,000 shares of its blank check preferred stock as “Series B Preferred Stock” by filing a Certificate of Designation with the Secretary of State of Nevada establishing the existence of the Series B Preferred Stock.

Each share of Series B Preferred Stock is (i) convertible, at the option of the holder, on a 1-for-100 basis, into shares of common stock (subject to stock dividends, stock splits and the like) of CanAm, (ii) automatically converts into common stock immediately prior to a merger, sale of assets, share exchange, or other reorganization, and (iii) has voting rights equal to 1,000 shares of common stock (subject to stock dividends, stock split and the like).

The rights of holders of common stock of CanAm could be materially limited upon the issuance of shares of Series B Preferred Stock because the designated 100,000 shares of Series B Preferred Stock have aggregate voting power equal to 100,000,000 shares of common stock of CanAm. CanAm is authorized in its Articles of Incorporation, as amended, to issue 200,000,000 shares of common stock. The effect of the creation of the Series B Preferred Stock is that the future holders of Series B Preferred Stock could have voting power greater than the aggregate voting power of the holders of shares of common stock of CanAm, thereby effecting a change in control of CanAm to the holders of shares of Series B Preferred Stock.

Amendment to Articles of Incorporation

Effective July 9, 2007, CanAm Uranium Corp. (“CanAm”) designated 24,000,000 shares of its blank check preferred stock as “Series A Preferred Stock” by filing a Certificate of Designation with the Secretary of State of Nevada establishing the existence of the Series A Preferred Stock.

Each share of Series A Preferred Stock shall have the same rights, terms and preferences as each share of common stock, except that the holders of each share of Series A Preferred Stock shall have no voting rights at any special or annual meeting of the stockholders of CanAm and no right to act by written consent in lieu of any special or annual meeting of the stockholders of CanAm.

Effective July 9, 2007, CanAm designated 100,000 shares of its blank check preferred stock as “Series B Preferred Stock” by filing a Certificate of Designation with the Secretary of State of Nevada establishing the existence of the Series B Preferred Stock. Please see Item 3.03, Material Modification of Rights of Security Holders, of this Form 8-K, for a description of the Series B Preferred Stock.

PART III

Item 9. Directors and Executive Officers

CanAm’s directors and executive officers as of January 29, 2007 are as follows:

Name	Position
David C. Hayes (1)	President and Chief Executive Officer, Chief Financial Officer and Director
Ryan Gibson (2)	Chairman of the Board of Directors
Charles Rendina (3)	Director
Dr. Michael Hitch (4)	Director
Dr. Peter Born (5)	Director
Paul Sarjeant (6)	Director
Thomas E. Puzzo (7)	Director

(1)	Appointed Chief Financial Officer and Director on August 11, 2006. Appointed President and Chief Executive Officer on December 17, 2007

(2)	Appointed President and Chief Executive Officer, and Chairman of the Board of Directors on August 11, 2006. Resigned as President and Chief Executive Officer on December 17, 2007.

(3)	Appointed Director on August 17, 2006.

(4)	Appointed Director on March 6, 2007.

(5)	Appointed Director on April 16, 2007.

(6)	Appointed Director on April 16, 2007.

(7)	Appointed Director on April 20, 2007.

Ryan Gibson, age 29, serves as our Chairman of the Board, and has previously served as a Director of Vocalscape Networks Inc., a public company whose securities are quoted the Over-the-counter bulletin board. Mr. Gibson has also served as a Director of Nevstar Precious Metals, a mining company listed on the Pink Sheets. He is also currently the CEO and President of an Investor Relations firm called IR Investments Inc, located in Vancouver BC Canada. Mr. Gibson has over 8 years experience in international business, mainly within Canada, the USA, and South Africa.

David C. Hayes, age 60, serves as our Chief Executive Officer, Chief Financial Officer and a Director, has a Ph.D. in Accounting, and has served as Director and CFO for Moliris Corp, Penn Biotech Inc, Tribeworks Inc., and as a Director on several other public companies. Mr. Hayes served as CEO of a mining environmental remediation company, Reclamation Management Ltd. in 1991 - 1993 which was listed on the Toronto Stock Exchange (TSE). Mr. Hayes has over 20 years of experience as a senior executive in several private and public companies. His educational qualifications are a B. Econ (hons) from Monash University in Melbourne, Australia, and MA and Ph.D. in Accounting from Ohio State University.

Charles Rendina, age 59, serves as a Director and has an LLB from the University of British Columbia and has served as director and general counsel for Lightyear Technologies Inc., Lightyear Technologies (USA) Inc., Golden Mountain Ventures Inc., BPS ONE, Inc. Mr. Rendina has served on numerous private and non-profit boards including as President and CFO of the Sudden Valley Community Association. Mr. Rendina is a member of the Law Society of British Columbia and of the Washington State Bar Association and has been advising public and private companies since 1989.

Dr. Peter Born, age 55, is a registered professional geologist with the Association of Professional Geoscientists of Ontario and is a Fellow of the Geological Association of Canada. He has over 30 years of mining exploration and development experience, focusing on project evaluation and feasibility studies for companies in Canada. Additionally, Dr. Born has several years of uranium exploration in the Athabasca Basin of Saskatchewan and the Thelon Uranium Basin of the Northwest Territories, Canada.  Since December 2000, Dr. Born has been a Well Site Geologist with RPS Energy Canada Ltd., in which position he has supervised the completion of approximately 43 vertical wells and 40 horizontal wells. From May 2000 until December 2000, Dr. Born acted as a consulting geologist to three mineral exploration and development companies. From January 1996 to May 2000, Dr. Born was a Senior Geologist then Resource Geologist at WMC International Ltd., which position entailed, among other things, geological and database modeling on a gold exploration and production project. Prior to 1996, Dr. Born held a variety of geologist positions at several mineral exploration and development companies, including acting as a Senior Consulting Geologist at Echo Bay Mines, modeling the Aquarius ore body. Dr. Born holds a Ph.D. in Earth Sciences (1996) from Carleton University, Ottawa, Ontario.  In 1976, Dr. Born earned a Bachelor of Science degree in Geology from Carleton University, Ottawa, Ontario and subsequently earned a M.Sc. degree in Geology (1979) from Laurentian University, Sudbury, Ontario.

Paul T. Sarjeant, age 47, has been involved in the mining industry for over twenty years, with experience in project evaluation and management for junior and senior companies in Canada, with operations globally. Since November 2006, Mr. Sarjeant has served as President and Chief Executive Officer, and Director, of Grandview Gold Inc., a Toronto Stock Exchange-listed, gold exploration company with operations in Canada and the US. From September 1999 to November 2006, Mr. Sarjeant served as a Financial Advisor with Berkshire Securities Inc. and CIBC Wood Gundy, where he advised individuals and small businesses with respect to financial planning, investment analysis, taxation matters, and insurance issues. Beginning in November 1996, Mr. Sarjeant served as Vice President of Exploration and Chief Operating Officer of Auric Resources Ltd., before being appointed President and Chief Executive Officer in September 1997, a position he held until July 1999. From May 1984 to November 1996, Mr. Sarjeant held several positions at Echo Bay Mines Ltd. From May 1984 to June 1992, he worked as a Project Geologist at Echo Bay’s Canadian Exploration Group, where, in addition to performing geological analysis, his duties included hiring and supervising exploration crews, drill contractors and surveying contractors. From July 1992 to November 1996, he was the Senior Staff Geologist with Echo Bay’s International Exploration Group, where his duties included identifying and evaluating mid- to advanced-stage mineral exploration and production projects on a worldwide basis. Mr. Sarjeant holds a Bachelor of Science degree, with Honours, in Geological Sciences (1983) from Queen’s University, Kingston, Ontario. In 1999, Mr. Sarjeant completed the Canadian Securities Course and Conducts Practices Course, and in 2005, he earned a Designation as a Certified Financial Planner. He is also a member of the Association of Professional Engineers and Geoscientists of British Columbia.

Thomas E. Puzzo, age 41, is a practicing lawyer, based in Seattle, Washington, who also serves as securities and corporate finance counsel to CanAm. Mr. Puzzo’s law practice focuses on securities regulation and corporate finance. Mr. Puzzo has represented numerous companies in raising capital via public and private offerings of debt and equity securities, and counseled public companies in connection with their ongoing reporting and other obligations. He has also represented underwriters in public offerings, broker-dealers in placing private offerings and venture capital funds and other investors in non-public investment transactions. Mr. Puzzo also has extensive experience in counseling public companies on maintaining compliance with Nasdaq, New York Stock Exchange and American Stock Exchange rules and Over-the-Counter Bulletin Board eligibility requirements. Additionally, Mr. Puzzo has represented established and emerging businesses with respect to intellectual property transfers and protection. Mr. Puzzo received his B.A. from the Evergreen State College in 1989. From 1989 to 1991, he attended the University of Leiden in The Netherlands, where he studied Philosophy and received a Propaedeutic Degree in Dutch. Mr. Puzzo received his J.D. from Seattle University in 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own 10% or more of CanAm common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, CanAm believes that no filings on SEC Form 3 were timely made by Dr. Michael Hitch, Dr. Peter Born, Paul Sarjeant and Thomas Puzzo.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

The Company has not adopted a code of ethics for the CEO and other senior financial officers because such code of ethics is not yet complete for review by the Board of Directors. The Company anticipates adopting a code of ethics in February 2008.

Item 10.  Executive Compensation.

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended October 31, 2007, 2006 and 2005:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
David C. Hayes, President and Chief Executive Officer, Chief Financial Officer and Director (1)	2007 2006 2005	$ $	73,500 10,000 -0-	-0- -0- -0-	$-0- $63,900 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ $	73,500 73,900 -0-
Ryan Gibson, President and Chief Executive Officer, and Chairman of the Board of Directors (2)	2007 2006 2005	$ $	73,500 10,000 -0-	-0- -0- -0-	$-0- 63,900 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ $	73,500 73,900 -0-
Puneet Sharan, President and Chief Executive Officer, and Director (3)	2007 2006 2005		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-		-0- -0- -0-

(1)	Appointed Chief Financial Officer and Director on August 11, 2006. Appointed President and Chief Executive Officer on December 17, 2007

(2)	Appointed President and Chief Executive Officer, and Chairman of the Board of Directors on August 11, 2006. Resigned as President and Chief Executive Officer on December 17, 2007.

(3)	Appointed President, Chief Executive Officer and Director on June 7, 2004. Resigned as President, Chief Executive Officer and Director on August 11, 2006.

Employment Agreements

The Company has no employment agreements with either of David Hayes or Ryan Gibson.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of our company in the event of retirement at normal retirement date as there was no existing plan as of October 31, 2007 provided for or contributed to by our company.

Director Compensation

The following table sets forth director compensation as of October 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David C. Hayes (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ryan Gibson (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Charles Rendina (3)	-0-	$0(8)	-0-	-0-	-0-	-0-	-0-
Dr. Michael Hitch (4)	-0-	$49,400	-0-	-0-	-0-	-0-	$49,400
Dr. Peter Born (5)	-0-	-0-	-0-	-0-	-0-	$1 (9)	-0-
Paul Sarjeant (6)	-0-	-0-	-0-	-0-	-0-	$1 (10)	-0-
Thomas E. Puzzo (7)	-0-	-0-	-0-	-0-	-0-	$1 (11)	-0-

(1)	Appointed Chief Financial Officer and Director on August 11, 2006. Appointed President and Chief Executive Officer on December 17, 2007.

(2)	Appointed President and Chief Executive Officer, and Chairman of the Board of Directors on August 11, 2006. Resigned as President and Chief Executive Officer on December 17, 2007.

(3)	Appointed Director on August 17, 2006.

(4)	Appointed Director on March 6, 2007.

(5)	Appointed Director on April 16, 2007.

(6)	Appointed Director on April 16, 2007.

(7)	Appointed Director on April 20, 2007.

(8)
Appointed Director on August 17th, 2006. Mr. Rendina holds an option, currently exercisable, to purchase 100,000 shares of common stock of CanAm at a purchase price of $1.19 per share for a term expiring on February 26, 2017.

(9)
On May 10, 2007, Mr. Born was granted a warrant to purchase 250,000 shares of common stock, at no exercise price per share, with a vesting date of April 16, 2008, and a term of 5 years, in consideration for Mr. Born serving as a director of CanAm from April 16, 2007 until April 16, 2008. They have been assigned a nominal value of $1.

(10)
On May 10, 2007, Mr. Sarjeant was granted a warrant to purchase 250,000 shares of common stock, at no exercise price per share, with a vesting date of April 16, 2008, and a term of 5 years, in consideration for Mr. Sarjeant serving as a director of CanAm from April 16, 2007 until April 16, 2008.They have been assigned a nominal value of $1.

(11)
On May 10, 2007, Mr. Puzzo was granted a warrant to purchase 250,000 shares of common stock, at no exercise price per share, with a vesting date of April 20, 2008, and a term of 5 years, in consideration for Mr. Puzzo serving as a director of CanAm from April 20, 2007 until April 20, 2008.They have been assigned a nominal value of $1.

Directors of our company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers and our directors as of October 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David C. Hayes	300,000	-0-	-0-	$1.19	02/26/17	-0-	-0-	-0-	-0-
Ryan Gibson	1,600,000	-0-	-0-	$1.19	02/26/17	-0-	-0-	-0-	-0-
Charles Rendina	100,000	-0-	-0-	$1.19	02/26/17	-0-	-0-	-0-	-0-
Dr. Michael Hitch	200,000	-0-	-0-	$1.19	02/26/17	-0-	-0-	-0-	-0-
Dr. Peter Born	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Paul Sarjeant	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Thomas E. Puzzo	50,000	-0-	-0-	$1.19	02/26/17	-0-	-0-	-0-	-0-

Securities Authorized for Issuance under Equity Compensation Plans

On February 19, 2007, the CanAm Uranium Corp. 2007 Stock Option Plan (the “Plan”) was adopted and approved by the Directors of the Company. 7,000,000 shares of common stock have been authorized for issuance under the Plan, at the discretion of the Plan Administrator, to be granted as awards under the Plan. As of the date of this Annual Report on Form 10-KSB, options to purchase 4,800,000 shares of common stock under the Plan are outstanding. Incentive stock options may be granted only to employees eligible to receive them under the Internal Revenue Code of 1986, as amended.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of October 31, 2007 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of October 31, 2007 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 83,250,000 shares issued and outstanding on a fully diluted basis, as of October 31, 2007.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
	37,149,033 shares of common stock (2)	44.65%
Ryan Gibson (3) (Chairman of the Board of Directors)	100,000 shares of Series B Preferred Stock (2)	100%
David Hayes (Chief Financial Officer and Director)	520,000 shares of common stock	0.6%
Charles Rendina (Director)	260,000 shares of common stock	0.3%
Dr. Michael Hitch (Director)	260,000 shares of common stock	0.3%
Dr. Peter Born (Director)	None (3)	0%
Paul Sarjeant (Director)	None (4)	0%
Thomas E. Puzzo (Director)	None (5)	0%
All officers and directors as a group (7 persons)	38,189,033 shares of common stock	45.8%
	100,000 shares of Series B Preferred Stock	100%

(1) Each Director has an address of: c/o CanAm Uranium Corp., Crown Plaza Building, 114 W. Magnolia Street, Suite 424, Bellingham, Washington 98225
(2) This table is based on 83,250,000 shares of common stock issued and outstanding, and 100,000 shares of Series B Preferred Stock issued and outstanding, on October 31, 2007.
(3) Mr. Gibson directly holds 20,749,033 shares of common stock and indirectly holds 16,400,000 shares of common stock through his direct interest in IR Investments Inc., which holds 16,400,000 shares of common stock. Mr. Gibson controls the voting and investment power of all 16,400,000 shares of common stock held by IR Investments.
(4) Does not include a warrant to purchase 250,000 shares of common stock, at no exercise price per share, with a vesting date of April 16, 2008, and a term of 5 years.
(5) Does not include a warrant to purchase 250,000 shares of common stock, at no exercise price per share, with a vesting date of April 16, 2008, and a term of 5 years.
(6) Does not include a warrant to purchase 250,000 shares of common stock, at no exercise price per share, with a vesting date of April 20, 2008, and a term of 5 years.

Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits.

The exhibits in the accompanying Exhibit Index are filed as part of this Report on Form 10-KSB or are incorporated by reference.

Item 14.  Principal Accountant Fees And Services.

Audit Fees

CanAm was billed by its accountants approximately $41,630 and $7,000 during the years ended October 31, 2007 and 2006, respectively, for fees and expenses related to professional services rendered in connection with the year end audits of the consolidated financial statements and reviews of the quarterly consolidated financial statements.

Audit-Related Fees

CanAm was not billed any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements.

Tax Fees

CanAm was not billed any fees for tax compliance, tax advice and tax planning, including the preparation of certain tax returns for the years ended October 31, 2007 and 2006.

All Other Fees

There have been no other material fees charged for accounting products or services other than those described above for the years ended October 31, 2007 and 2006.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Cinnamon, Jang and Willoughby, Chartered Accountants was approved by the Board of Directors as the principal auditors for CanAm. All current members of the Company’s Board of Directors currently serve as the audit committee. The board plans to establish, but has not yet established, pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, CanAm Uranium Corp. has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CANAM URANIUM CORP.

Date: February 13, 2008	By:	/s/ David C. Hayes
Name: David C. Hayes
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Change (2)

3.1.3	Certificate of Amendment to Articles of Incorporation (2)

3.1.4	Certificate of Designation of Series A Preferred Stock (3)

3.1.5	Certificate of Designation of Series B Preferred Stock (3)

3.2.1	Bylaws of the Company (1)

31.1	Certification of Chief Executive Officer of CanAm Uranium Corp. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of CanAm Uranium Corp. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of President and Chief Financial Officer of CanAm Uranium Corp. required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

(1) Incorporated by reference to CanAm’s Registration Statement on Form SB-2, filed on December 17, 2004.

(2) Incorporated by reference to the CanAm’s Annual Report on Form 10-KSB, filed on February 13, 2007.

(3) Incorporated by reference to the CanAm’s Current Report on Form 8-K, filed on July 19, 2007.