Form 10KSB/A
period 2007-10-31
CanAm Uranium Corp
filed 2008-02-28
CIK 1310685

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-KSB
(AMENDMENT NO. 1)

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

CANAM URANIUM CORP.

Date: February 28, 2008	By:	/s/ David C. Hayes
Name: David C. Hayes
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation (1)

3.1.2	Certificate of Change (2)

3.1.3	Certificate of Amendment to Articles of Incorporation (2)

3.1.4	Certificate of Designation of Series A Preferred Stock (3)

3.1.5	Certificate of Designation of Series B Preferred Stock (3)

3.2.1	Bylaws of the Company (1)

31.1	Certification of Chief Executive Officer of CanAm Uranium Corp. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of CanAm Uranium Corp. required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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