Form 10QSB
period 2008-01-31
CanAm Uranium Corp
filed 2008-03-24
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of January 31, 2008 there were 92,430,000 shares of the issuer’s common stock outstanding and 100,000 shares of Series B Preferred Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

CANAM URANIUM CORP.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JANUARY 31, 2008

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

•
results of initial feasibility, prefeasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with the expectations CanAm Uranium, Inc. (“CanAm Uranium” or the “Company”);

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
January 31, 2008
(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

CANAM URANIUM CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	January 31, 2008	October 31, 2007
	unaudited

CURRENT ASSETS
Cash	$2,105	$100,017
Prepaid Expenses	224500	152,443
TOTAL CURRENT ASSETS	226,605	252,460

Resource property acquisition costs (note 3)	1,810,169	1,610,169
Fixed assets (net of depreciation)	520	600

TOTAL ASSETS	$2,037,294	$1,863,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$318,501	$443,619
Note Payable	200,000	300,000
Convertible debentures (note 6)	316,921	357,827
Due to related party ( note 5)	5,720	5,720

	841,142	1,107,166

GOING CONCERN (note 1)

STOCKHOLDERS’ DEFICIENCY (note 4)
Preferred stock: 25,000,000 shares authorized with $0.001 par value
Common stock: 200,000,000 shares authorized with $0.001 par value
Issued and outstanding:
100,000 preferred shares, series B	100	100
89,430,000 common shares (October 31, 2007 - 83,250,000)	92,430	83,250
Additional paid-in-capital	8,761,000	7,469,436
Share subscriptions received in advance	25,000	25,000
Share subscriptions receivable	(420,000)	(392,000)
Deficit accumulated during exploration stage	(7,262,378)	(6,429,723)

	1,196,152	(756,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,037,294	$1,863,229

Director

Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended January 31, 2008	For the three month period ended January 31, 2007	June 7, 2004 (inception) to January 31, 2008

GENERAL AND ADMINISTRATIVE EXPENSES
Mining exploration costs	$55,597	$452,716	$1,240,783
Office and general	6,187	31,070	65,485
Professional and consulting fees	438,548	68,594	1,585,833
Regulatory and filing fees	2,122	573	20,736
Directors’ fees	38,000	-	445,803
Debenture financing fees	-	-	54,025
Debenture option	-	-	302,673
Stock option benefit	-	-	2,234,665
Interest expense	13,714	-	150,692
Financing fees and investor relations	252,120	-	917,693
Printing	-	-	114,546
Travel and entertainment	16,192	-	72,367
Rent	10,175	-	57,077

	832,655	552,953	7,262,378
NET LOSS FOR THE PERIOD	$(832,655)	$(552,953)	$(7,262,378)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,403,644	72,320,000

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO January 31, 2008
(unaudited)

	Preferred Stock, Series B		Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit) (Restated Note -10)	Share Subscriptions Received in Advance	Subscription Receivable	Stockholders’ Equity (Restated Note - 11)
	Number of Shares	Par Value	Number of Shares	Par Value
		$		$	$	$	$		$
Balance at Inception June 7, 2004	-	-	-	-	-	-	-	-	-
Capital issued for Cash			72,320,000	72,320	(50,020)				22,300
Net loss for the period from inception to October 31, 2004			-	-	-	(6,194)	-	-	(6,194)
Balance October 31, 2004			72,320,000	72,320	(50,020)	(6,194)	-	-	16,106
Net loss for the year ended October 31, 2005			-	-	-	(17,020)	-	-	(17,020)
Balance October 31, 2005	-	-	72,320,000	72,320	(50,020)	(23,214)	-	-	(914)
Capital issued for Cash, net of stock issuance costs			7,110,000	7,110	264,890				272,000
Capital issued for services			1,560,000	1,560	189,540				191,100
Subscriptions received in advance							152,347		152,347
Net loss for the year ended October 31, 2006						(334,678)			(334,678)
Balance October 31, 2006	-	-	80,990,000	80,990	404,410	(357,892)	152,347	-	279,855

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO January 31, 2008
(unaudited)

	Preferred Stock, Series B		Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit) (Restated Note -10)	Share Subscriptions Received in Advance	Subscription Receivable	Stockholders’ Equity (Restated Note - 11)
	Number of Shares	Par Value	Number of shares	Par Value
		$		$	$	$	$	$	$
Balance October 31, 2006	-	-	80,990,000	80,990	404,410	(357,892)	152,347	-	279,855
Capital issued for cash			4,905,000	4,905	553,345		(152,347)	(102,000)	303,903
Capital issued for financing			1,600,000	1,600	1,247,900				1,249,500
Capital issued for services			1,860,000	1,860	967,140				969,000
Capital issued for Mineral Properties			3,295,000	3,295	1,315,805				1,319,100
Capital issued for stock options			400,000	400	289,600			(290,000)	-
Capital issued on settlement of notes payable			200,000	200	49,800				50,000
Capital returned to Company and Cancelled			(10,000,000)	(10,000)					(10,000)
Preferred shares B issued	100,000	100			9,900				10,000
Stock based compensation					2,234,665				2,234,665
Debenture option					396,871				396,871
Subscriptions received in advance							25,000		25,000
Net loss for the year ended October 31, 2007						(6,071,831)			(6,071,831)
Balance October 31, 2007	100,000	100	83,250,000	83,250	7,469,436	(6,429,723)	25,000	(392,000)	756,063

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO January 31, 2008
(unaudited)

	Preferred Stock, Series B		Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit) (Restated Note -10)	Share Subscriptions Received in Advance	Subscription Receivable	Stockholders’ Equity (Restated Note - 11)
	Number of Shares	Par Value	Number of shares	Par Value
		$		$	$	$	$	$	$
Balance October 31, 2007	100,000	100	83,250,000	83,250	7,469,436	(6,429,723)	25,000	(392,000)	756,063
Subscription received								102,000	102,000
Capital issued for Mineral Properties			1,000,000	1,000	199,000	-	-	-	200,000
Capital issued for services			1,680,000	1,680	275,320				277,000
Capital issued for cash			1,300,000	1,300	128,700			(130,000)	-
Capital issued on settlement of notes payable			2,200,000	2,200	267,800			(100,000)	170,000
Capital issued for prepaid consulting			3,000,000	3,000	227,000				230,000
Vested portion of option benefit					185,318				185,318
January 2008 option benefit					8,426				8,426
Net loss for the period ended January 31, 2008						(832,655)			(832,655)
Balance January 31, 2008			92,430,000	92,430	8,761,000	7,262,378	25,000	(420,000)	1,196,152

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the three month period ended January 31, 2008	For the three month period ended January 31, 2007	June 7, 2004 (inception) to January 31, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(832,655)	$(552,953)	$(7,262,378)
Adjustment to reconcile net loss to net cash from operating activities:
- stock option benefit	8,426	-	2,243,091
- debenture option	-	-	302,673
- depreciation	80	60	785
- Stock issued for financing fees	67,398	-	716,898
- stock issued for services	277,000	147,500	1,339,847
- interest	9,094	2,084	9,094
- other non cash expenditures	288,071	-	288,071
Increase (decrease) in prepaid expense	55,189	2,500	-
Increase (decrease) in accounts payable and accrued liabilities	(72,515)	19,390	378,023

NET CASH USED IN OPERATING ACTIVITIES	(199,912)	(381,419)	(1,983,896)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	-	-	(1,200)
Acquisition of mineral properties	-	-	(291,069)

NET CASH FLOWS USED IN INVESTING ACTIVITY	-	-	(292,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common stock	102,000	54,250	877,550
Proceeds on exercise of option	-	-	600,000
Increase in note and debentures payable	-	-	795,000
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,000	54,250	2,278,270

(DECREASE) INCREASE IN CASH	(97,912)	(327,169)	2,105

CASH, BEGINNING OF PERIOD	100,017	306,921	-

CASH, END OF PERIOD	$2,105	$(20,248)	$2,105

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$ -
Cash paid for income taxes	$-	$-	$ -

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

	January 31, 2008	October 31, 2006
Deficit accumulated during the exploration stage	$7,262,378	$6,429,723
Working capital (deficiency)	$(614,537)	$(854,706)

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3 –RESOURCE PROPERTY ACQUISITION COSTS

The Company has capitalized acquisition costs on these mineral properties as follows:

	January 31, 2008	October 31, 2007
Wheeler Beckett	$289,422	$189,422
OK Lake	82,843	82,843
Reilly Uranium	38,705	38,705
Don McCarthy	1,310,000	1,210,000
Bancroft	89,199	89,199
	$1,810,169	$1,610,169

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capitalization is 200,000,000 common shares with a par value of $0.001 per share and 25,000,000 preferred shares with no par value.

On November 21, 2007 the Company issued 500,000 shares valued by the Company at $100,000 as part payment for the Wheeler-Beckett claims and issued 500,000 shares valued by the Company at $100,000 as part payment for the Don McCarthy claims.

Also on November 21, 2007 the Company issued:
-	1,300,000 shares for subscriptions receivable of $130,000
-	2,200,000 shares for debt repayment of $150,000
-	1,680,000 shares for services valued by the Company at $$277,000

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

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments until January 31 2008 were $10,175 (2007 $14,306).

During the three months ended January 31, 2008 Directors of the Company were paid $38,000 (2007 $nil).

NOTE 6 – CONVERTIBLE DEBENTURE PAYABLE

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

NOTE 7 – NOTE PAYABLE

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

During the year ended October 31, 2007, the Company issued a note payable for $100,000. The note payable is unsecured, bears interest at 60% per annum, and matured September 17, 2007. During the period ended January 31, 2008 the company settled the note payable through the issuance of common stock.

NOTE 8– EMPLOYEE STOCK OPTION PLAN

On February 25, 2007 the Company approved the 2007 Stock Incentive and Compensation Plan and set aside 5,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. Pursuant to the plan, 2,950,000 stock options were issued to employees and consultants.

Stock Based Compensation

The following incentive stock options were outstanding at October 31, 2007 (2006 - Nil):

Exercise price	Number of options	Remaining contractual life (years)

0.07	3,000,000	9.97
0.09	1,000,000	9.95
1.19	2,500,000	9. 08
0.60	100,000	9. 41
0.26	200,000	9..66

	6,800,000

Changes in the Company’s stock options for the year ended October 31, 2007 are summarized below:

	Number	Weighted Avg. Exercise Price
Balance, beginning of year	3,466,667	$0.97
Granted	4,000,000	$0.075
Exercised	-	-
Expired	666,667	-
Balance, end of year	6,800,000	$0.53

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

2008
Risk free interest rate	4.70%
Expected dividend yield	0%
Expected stock price volatility	100%
Expected life of options	1 to 2 years

The grant-date fair value of options granted during the period ended January 31, 2008 was between $0.05 and $0.04.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to January 31, 2008:

The company was received notice of default on its Bancroft mineral property option agreement. The company has 45 days from receipt of the notice to remedy the default. In the event that the default is not remedied the option agreement will terminate.

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

OVERVIEW

CanAm Uranium Corp., a development stage, mineral-exploration company, was incorporated in the State of Nevada on June 7, 2004, under the name “Boulder Creek Exploration, Inc.” On November 23, 2007, the company changed its name to “CanAm Uranium Corp”. The name change was recommended by the board of directors, and approved by the shareholders, because management felt that “CanAm Uranium” would more accurately reflect the primary business of the company: Uranium exploration, development and anticipated production. The focus of the business and management remained the same after the name change.

Going Concern

The accompanying financial statements are prepared assuming we will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

We are in the development stage and have an accumulated deficit, shareholders’ capital and working capital deficit of $7,262,378, $1,196,152 and $614,537 respectively, at January 31, 2008 and have a net loss and cash used in operations of $832,655 and $199,912, respectively, for the quarter ended January 31, 2008. Additionally, we had an accumulated deficit and a working capital deficit of $946,159, and $20,248, respectively, at January 31, 2007 and have a net loss and cash used by operations of $552,953 and $381,419, respectively, for the quarter ended January 31, 2007.

While we were attempting to generate revenues, we did not generate revenues through January 31, 2008. During the quarter ended January 31, 2008, the Company sold shares of common stock for net proceeds of $102,000. For the quarter ended January 31, 2007, the Company had no borrowings. Management intends to attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to generate sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Intangibles and other long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Accounting for Stock Based Compensation

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognize the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. The adoption of SFAS No. 123R will have a negative impact on our future results of operations.

RESULTS OF OPERATIONS

NET REVENUES

For the quarter ended January 31, 2008, CanAm recorded $0 of revenues, compared to $0 of revenues for the quarter ending January 31, 2007.

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

OPERATING EXPENSES

For the quarter ended January 31, 2008, operating expenses which includes mining exploration costs, consulting fees, professional fees and other selling, general and administrative, were $832,655 compared to $552,953 for the quarter ended January 31, 2007, an increase of $297,702 or 50.6%.

The increase in operating expenses was primarily attributable to the following:

1.
Mining property development decreased from $452,716 in the period ending January 31, 2007, to $55,597 in the period ending January 31, 2008, a decrease of $397,119, or 88%. This was due to the fact that the company significantly decreased its property acquisition and expenditure activity during the quarter.

•
Professional fees increased to $438,548 for the quarter ended January 31, 2008 as compared to $68,594 for the quarter ended January 31, 2007, an increase of $369,954 or 540%. This increase is primarily related to an increase in accounting fees associated with the audit of our financial statements, and legal expenses associated with other general corporate matters, and the employment of various specialist consultants.

General and administrative expenses increased to $338,510 for the quarter ended January 31, 2008 from $31,643 for the quarter ended January 31, 2007, an increase of $306,867 or 970%.

Rent expense increased to $10,175 for the quarter ended January 31, 2008 from $0 for the quarter ended January 31, 2007, an increase of $10,170. The increase in rent was attributable to additional lease of office spaces which commenced in March 2007.

LOSS FROM OPERATIONS

We reported loss from operations of $832,655 for the quarter ended January 31, 2008 as compared to a loss from operations of $552,953 for the quarter ended January 31, 2007, an increase of $279,702 or approximately 50.6%.

•      Interest Expense was $13,714 or for the quarter ended January 31, 2008 as compared to none in the quarter ended January 31, 2007 which reflects an increase in our notes payable to certain security holders.

OVERALL

We reported a net loss for the quarter ended January 31, 2008 of $832,655 compared to a net loss for the quarter ended January 31, 2007 of $552,953. This translates to an overall basic and diluted per-share loss available to shareholders of $.01 for the quarter ended January 31, 2008, compared to basic and diluted per-share loss of $.01 for the quarter ended January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At January 31, 2008, we had a cash balance of $2,105 and working capital deficit of $614,537. Our current assets primarily include $224,500 of prepaid expenses. Our current liabilities primarily consist of approximately $318,501 of accounts payable and accrued expenses.

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

PLAN OF OPERATIONS

As of January 31, 2008, we had cash reserves of approximately $2,105.

We have not determined our plan with respect to our Wheeler-Beckett, Don MacCarthy, Bancroft, Reilly and OK Lake Properties for which we currently have options.

We believe that we will use our funds to pay filing fees and claim maintenance fees on those properties and for our general operating and corporate expenses.  Our operating expenses for the next twelve months are estimated to include:

- $36,000 Rent
- $150,000 Management fees
- $100,000 Consulting expenses
- $10,000 Legal Fees
- $4,000 Transfer Agent Fees
- $40,000 Auditor Fees
- $ 15,000 News Wire Services

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

We have not received revenue from operations during the quarter ended January 31, 2008.  We cannot estimate when we will begin to realize any revenue.

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

Based on the amended agreement with El Nino Ventures, we are required to pay $380,000 for the past years work program and $200,000 as a balloon payment to earn 80% interest and be in good standing for the next 12 months. $25,000 of which was paid. (The Agreement was signed on December 20, 2007, and the payment of $25,000 was made at that time. The company is in default of the amendment as the payments, due January 31, 2008, have not yet been made as the Company was served notice of default on March 7, 2008. The company has until April 22 to remedy this default.

Wheeler-Beckett Properties

The suggested plan to explore Wheeler-Beckett has been budgeted at $500,000, to include ground work and further development of the property. The plan may include but not be limited to seismic work, radiometric, drill, and various other surveys to test for economic uranium mineralization.

We require to make a $50,000 payment to remain current for the 100% interest in the Wheeler-Beckett property within the next 12 month period.

Other Claims

There are no suggested plans to explore the Don MacCarthy, Reilly, or OK Lake Properties. In order to keep in good standing in the next 12 months, it is required we pay to third party vendors:

Don MacCarthy $150,000 and 500,000 shares
Reilly Uranium Property $10,000
OK Lake Property to carry out exploration expenditures of $50,000 on or before November 30, 2008 or issue 500,000 shares at the companies election

We have not initiated any exploration activities on these properties as of the date of this Annual Report. We have no operator in place to assist us in the exploration and development of our claims and we have not decided whether we will utilize any additional funds to explore or develop our properties in the next twelve months.

Subsequent Events

On March 1, 2008, the Company entered into a settlement agreement with Confederated Capital with respect to its $200,000 note outstanding. The Company agreed to settle the note by transferring ownership of two of the eleven claims it owns on the Wheeler Beckett claims in Saskatchewan. The outstanding accrued interest of $110,000 is to be repaid by September 1, 2008, and this amount will bear interest at the rate of 8$ per annum. If this is not repaid as of that date, the Company will incur an additional penalty of $50,000.

On March 7, 2008, the Company was served notice by El Nino Ventures Inc. That it was in default on the Bancroft property, in that it had failed to make payment by January 31, 2008 as agreed. The Company has 45 days from receipt of the default notice to remedy the default.

On March 10, the Company entered into an agreement with Geomode Mineral Explorations to extend the payment date on the Don McCarthy claims from February 28, 2008 to April 15, 2008. The Company will incur a $5,000 penalty as the cost of that extension.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

REGULATION FD DISCLOSURE

CanAm Uranium issued a press release on March 18, 2008, attached hereto as Exhibit 99.1, announcing the public availability of the airborne EM survey images of the Wheeler-Beckett and Don McCarthy Properties with comments on the Survey by third party geologist Peter Wallcott and Associates. This information is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any Securities Act registration statements.

ITEM 6. EXHIBITS.

Reference is made to the “Index of Exhibits” following the signature page, which is hereby incorporated into this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canam Uranium Corp.
(Name of Registrant)

Date: March 24, 2008	By:	/s/ David C. Hayes
Name: David C. Hayes
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.3	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2007).

3.1.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2007).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer purasuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Press release on March 18, 2008 announcing the public availability of the airborne EM survey images of the Wheeler-Beckett and Don McCarthy Properties with comments on the Survey by third party geologist Peter Wallcott and Associates.