Form 10QSB/A
period 2008-01-31
CanAm Uranium Corp
filed 2008-04-22
CIK 1310685

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
Common stock: 200 ,000,000 shares authorized with $0.001 par value
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

Exploration stage company
The Company’s financial statements are prepared using the accrual method of accounting and according to the provision of Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. It is industry practice that mining companies in the development stage are classified under Generally Accepted Accounting Principles as exploration stage companies. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration or development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments” . The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair market value of the Company’s financial instruments comprising cash, accounts payable and accrued liabilities, and notes payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts

Loss per common share
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, " Accounting for Servicing of Financial Assets ", which amends SFAS No. 140 " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.

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

NOTE 3 -RESOURCE PROPERTY ACQUISITION COSTS

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

DON MCCARTHY claims
On the 17 th of May, 2007, the Company entered into a Property Option Agreement with Geomode Mineral Exploration Ltd. to acquire an undivided 100% interest in a mineral claim known as the Don McCarthy claim, located in the Athabasca basin area of the Province of Saskatchewan, Canada. The Company can acquire the 100% interest by making a cash payment of $50,000 and issuing 2,000,000 restricted common shares of the Company upon signing of the agreement, plus an additional payment of $50,000 on or before December 31, 2007, as well as the payment of $100,000 and 500,000 common shares on the first anniversary of the agreement, and $200,000 and 500,000 common shares on the second anniversary of the Agreement. At the Company’s discretion, it can accelerate any and all payments contemplated under this agreement. The owner of the property has reserved a 1% NSR, which can be acquired by the Company for a payment of $3,000,000 less any royalty payments paid.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

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

NOTE 6 - CONVERTIBLE DEBENTURE PAYABLE

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

During the year ended October 31, 2007, the Company issued a note payable for $200,000. The note payable is unsecured, bears interest at 60% per annum, and matured July 25, 2007. As at October 31, 2007, the Company had not made any payments on the principle or interest due, and had received , prior to the end of the quarter, notice from the payee of the note that the Company was not in fact in default as negotiations to resolve the repayment were in progress.

During the year ended October 31, 2007, the Company issued a note payable for $100,000. The note payable is unsecured, bears interest at 60% per annum, and matured September 17, 2007. During the period ended January 31, 2008 the company settled the note payable through the issuance of common stock.

NOTE 8 - EMPLOYEE STOCK OPTION PLAN

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

NOTE 9 - SUBSEQUENT EVENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” , under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

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

Canam Uranium Corp.
(Name of Registrant)

Date: April 22, 2008	By:	/s/ David C. Hayes
Name: David C. Hayes
Title: President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.3	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2007).

3.1.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2007).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer purasuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Press release on March 18, 2008 announcing the public availability of the airborne EM survey images of the Wheeler-Beckett and Don McCarthy Properties with comments on the Survey by third party geologist Peter Wallcott and Associates.