Form 10-Q
period 2008-04-30
CanAm Uranium Corp
filed 2008-06-24
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended April 30, 2008

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 000-52259

CANAM URANIUM CORP.

(Exact name of registrant as specified in its charter)

NEVADA	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 N State St., Suite 108
Bellingham, WA 98225
(Address of principal executive offices, zip code)

(206) 274-7598
(Registrant’s telephone number, including area code)

Crown Plaza Building
114 W. Magnolia Street, Suite 424
Bellingham, Washington 98225
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 18, 2008, there were 116,392,500 shares of the issuer’s common stock, par value $0.001 per share, outstanding, and 100,000 shares of Series B Preferred Stock, par value $0.001 per share, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

CANAM URANIUM CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2008

INDEX
Index		Page

Part I.	Financial Information
Item 1. Financial Statements

Consolidated Balance Sheet as of April 30, 2008 (unaudited)

Consolidated Statements of Operations - for the three months ended April 30, 2008 and 2007 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended April 30, 2008and 2007 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

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

Item 6. Exhibits

Signatures

Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, concerning plans of CanAm Uranium Corp., a Nevada corporation (“CanAm Uranium” or the “Company”), regarding its properties, operations and other matters. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Statements concerning reserves, if any, and mineral resource estimates may also be deemed to constitute forward-looking statements to the extent that they involve estimates of the mineralization that will be encountered if the property is developed, and in the case of mineral reserves, such statements reflect the conclusion based on certain assumptions that the mineral deposit can be economically exploited. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Forward-looking statements are subject to a variety of risks and uncertainties, which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation:

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

•
results of initial feasibility, prefeasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with the expectations of the Company;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	the uncertainty of profitability based upon the CanAm Uranium’s history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms;

•	risks related to environmental regulation and liability;

•	risks related to hedging activities;

•	political and regulatory risks associated with mining and exploration; and

•	other risks and uncertainties related to the CanAm Uranium’s prospects, properties and business strategy.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANAM URANIUM CORP.
(An Exploration Stage Company)
BALANCE SHEETS
(unaudited)

	April 30 2008	October 31 2007
	Unaudited

CURRENT ASSETS
Cash	$3,564	$100,017
Prepaid Expenses	224,500	152,443

TOTAL CURRENT ASSETS	228,064	252,460
Resource property acquisition costs (Note 3)	1,810,169	1,610,169
Fixed assets (net of depreciation)	440	600

TOTAL ASSETS	$2,038,673	$1,863,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	356,121	443,619
Notes payable (Note 7)	250,000	300,000
Convertible debentures and notes payable (Note 6)	316,921	357,827
Due to related party (Note 5)	5,720	5,720

TOTAL CURRENT LIABILITIES	928,762	1,107,166

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 4)
Preferred stock, series A, 24,000,000 shares authorized with $0.001 par value Preferred stock, series B, 100,000 shares authorized with $0.001 par value Issued and outstanding 100,000 Preferred stock, series B (2007: 100,000 Preferred stock, series B)	100	100

Common stock, 200,000,000 shares authorized with $0.001 par value
Issued and outstanding
96,430,000 common shares (2007 - 83,250,000)	96,430	83,250
Additional paid-in-capital	8,937,000	7,469,436
Share subscriptions received in advance	-	25,000
Share subscriptions receivable	(508,970)	(392,000)
Deficit accumulated during exploration stage	(7,414,649)	(6,429,723)

	1,109,911	756,063

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,038,673	$1,863,269

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended April 30 2008	For the three month period ended April 30 2007	For the six month period ended April 30 2008	For the six month period ended April 30 2007	June 7, 2004 (inception) to April 30 2008
	$	$	$	$	$
GENERAL AND ADMINISTRATIVE EXPENSES
Mining property costs	5,000	69,055	60,597	122,450	1,245,783
Office and general	991	31,792	7,178	62,862	66,475
Professional and consulting fees	44,000	123,707	482,548	192,301	1,629,833
Regulatory and filing fees	-	4,493	2,122	5,066	20,736
Directors’ fees	17,500	49,400	55,500	49,400	463,303
Debenture financing fees	-	54,025	-	54,025	54,025
Debenture option	-	302,673	-	302,673	302,673
Stock option benefit	-	1,711,333	-	1,711,333	2,234,665
Interest expense	84,600	30,000	98,314	30,000	235,292
Financing fees and investor relations	-	142,988	252,120	142,988	917,693
Printing and promotion	181	51,155	181	51,155	114,727
Travel and entertainment	-	-	16,192	-	72,367
Rent	-	-	10,175	-	57,077

	152,272	2,570,621	984,927	2,724,253	7,414,649
NET LOSS FOR THE PERIOD	(152,272)	(2,570,621)	(984,927)	(2,724,253)	(7,414,649)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.03)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	92,500,000	84,522,022	89,500,000	84,088,066

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO April 30, 2008
(unaudited)

	Common Stock		Additional Paid in	Accumulated Earnings	Share Subscriptions Received	Subscription	Stockholders’
	Number of shares	Par Value	Capital	(Deficit)	in Advance	Receivable	Equity
		$	$	$	$		$
Balance at Inception June 7, 2004	-	-	-	-	-	-	-
Capital issued for Cash	72,320,000	72,320	(50,020)				22,300
Net loss for the period from inception to October 31, 2004	-	-	-	(6,194)	-		(6,194)
Balance October 31, 2004	72,320,000	72,320	(50,020)	(6,194)	-		16,106
Net loss for the year ended October 31, 2005	-	-	-	(17,020)	-		(17,020)
Balance October 31, 2005	72,320,000	72,320	(50,020)	(23,214)	-	-	(914)
Capital issued for Cash, net of stock issuance costs	7,110,000	7,110	264,890				272,000
Capital issued for services	1,560,000	1,560	189,540				191,100
Subscriptions received in advance					152,347		152,347
Net loss for the year ended October 31, 2006				(334,678)			(334,678)
Balance October 31, 2006	80,990,000	80,990	404,410	(357,892)	152,347	-	279,855

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO APRIL 30, 2008 (continued)

	Common Stock		Additional Paid	Accumulated Earnings	Share Subscriptions Received	Subscription	Stockholders’
	Number of shares	Par Value	in Capital	(Deficit)	in Advance	Receivable	Equity
Balance October 31, 2006	80,990,000	$80,990	$404,410	$(357,892)	$152,347	$-	$279,855
Capital issued for cash	4,905,000	4,905	553,345		(152,347)	(102,000)	303,903
Capital issued for financing	1,600,000	1,600	1,247,900				1,249,500
Capital issued for services	1,860,000	1,860	967,140				969,000
Capital issued for Mineral Properties	3,295,000	3,295	1,315,805				1,319,100
Capital issued for stock options	400,000	400	289,600			(290,000)	-
Capital issued on settlement of notes payable	200,000	200	49,800				50,000
Capital returned to Company and Cancelled	(10,000,000)	(10,000)					(10,000)
Preferred shares B issued			9,900				10,000
Stock based compensation			2,234,665				2,234,665
Debenture option			396,871				396,871
Subscriptions received in advance					25,000		25,000
Net loss for the year ended October 31, 2007				(6,071,831)			(6,071,831)
Balance October 31, 2007	83,250,000	83,250	7,469,436	(6,429,723)	25,000	(392,000)	756,063

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO APRIL 30, 2008 (continued)

	Common Stock		Additional	Accumulated	Share Subscriptions
	Number		Paid in	Earnings	Received	Subscription	Stockholders’
	of shares	Par Value	Capital	(Deficit)	in Advance	Receivable	Equity
Balance October 31, 2007	83,250,000	83,250	7,469,436	(6,429,722)	25,000	(392,000)	756,063
Subscription received						102,000	102,000
Capital issued for Mineral Properties	1,000,000	1,000	199,000				200,000
Capital issued for services	1,680,000	1,680	275,320				277,000
Capital issued for cash	1,300,000	1,300	128,700			(130,000)
Capital issued on settlement of notes payable	2,200,000	2,200	267,800			(100,000)	170,000
Capital issued for prepaid consulting	3,000,000	3,000	227,000				230,000
Vested portion of option benefit			185,318				185,318
January 2008 option benefit			8,426				8,426
Capital issued for promissory note	2,000,000	2,000	138,000			(118,970)	21,030
Capital issued for services	2,000,000	2,000	38,000				40,000
Offset					(25,000)	130,000	105,000
Net loss for the period ended April 30, 2008				(984,927)			(984,927)
BalanceApril 30,2008	96,430,000	96,430	8,937,000	(7,414,649)	-	(508,970)	1,109,911

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the six month period ended April 30, 2008	For the six month period ended April 30, 2007	June 7, 2004 (inception) to April 30, 2008
	$	$	$

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	(984,927)	(2,724,253)	(7,414,649)
Adjustment to reconcile net loss to net cash from operating activities:
Non cash expenses:
- stock option benefit	8,426	1,711,333	2,243,091
- debenture option	-	302,673	302,673
- depreciation	160	120	865
- accrued interest reversal	-	(2,001)	-
- stock issued for services	317,000	181,900	1,379,847
- stock issued for financing fees	67,398	-	716,898
- other non cash items	297,165	-	297,165
Accounts payable and accrued liabilities	(84,750)	10,983	358,868
Prepaid expenses	(72,057)	2,500	(120,327)

NET CASH USED IN OPERATING ACTIVITIES	(451,585)	(516,745)	(2,235,569)

CASH FLOWS USED IN INVESTING ACTIVITY
Resource property acquisition costs	-	(251,821)	(291,069)
Acquisition of fixed assets	-	(4,471)	(1,200)

NET CASH FLOWS USED IN INVESTING ACTIVITY	-	(256,292)	(292,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	123,030	759,859	898,580
Proceeds on exercise of options	-		600,000
Note payable	(50,000)	-	300,000
Convertible debenture and derivative contract liability	284,849	670,000	729,849
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	357,879	1,129,859	2,534,149

INCREASE (DECREASE) IN CASH	(93,706)	356,822	6,311

CASH, BEGINNING OF PERIOD	100,017	306,921	-

CASH, END OF PERIOD	6,311	663,743	6,311

SUPPLEMENTAL CASH FLOW INFORMATION:	$	$	$
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
Common stock issued for acquisition of mineral property	-	147,500	147,500

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

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

	April 30, 2008	October 31, 2007
Deficit accumulated during the exploration stage	$7,414,649	$6,429,723
Working capital (deficiency)	$(700,698)	$(854,706)

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on June 7, 2004 in the State of Nevada. The Company’s fiscal year end is October 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Reclamation costs
The Company's policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management's estimation of reclamation costs to be incurred. The accrued liability for reclamation expenditures is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time. As at April 30, 2008 the Company has determined that it has no significant asset retirement or reclamation obligations.

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

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at April30,2008 the Company had net operating loss carry-forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry-forwards.

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

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2008 the Company had no items of other comprehensive income.

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT

The Company has capitalized acquisition costs on these mineral properties as follows:

	April 30, 2008	October 31, 2007
Wheeler Beckett	$289,422	$189,422
OK Lake	82,843	82,843
Reilly Uranium	38,705	38,705
Don McCarthy	1,310,000	1,210,000
Bancroft	89,199	89,199
	$1,810,169	$1,610,169

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

 CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT - continued

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

On April 1st 2008, the Board of Directors chose not to continue the option of the Bancroft Properties due to the poor drilling results and inability to renegotiate terms of the option.

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

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT - continued

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

The Don McCarthy Claims are currently in default of the option agreement, unless CanAm can pay the outstanding option payments.

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

During March 2008, negotiations commenced for the disposal of 2 claims within the 11 claims which made up the Wheeler Beckett claims. These 2 claims where 7500 hectares in total and where transferred in the settlement of $200,000 in debt. The Wheeler Beckett is therefore 43,500 hectares.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 4 - STOCKHOLDERS’ EQUITY - continued

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

Also in November 2006 the Company issued 1,725,000 shares to various investors who had subscribed for shares at prices of $0.10 and $0.25 per share. Proceeds net of finder's fees were $157,847.

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

In February, 2008 the Company issued 2,000,000 shares for services valued at $40,000 and issued 2,000,000 shares for a promissory note in the amount of $118,970 after the receipt of $21,030 cash

All references in these financial statements to number of shares, price per share and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

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

As of September 1, 2006, the Company has been subletting premises from a company controlled by its President and CEO. Total payments for the six months ended April 30, 2008 were $10,175 (2007 $nil).

During the six months ended January 31, 2008 Directors of the Company were paid $55,500 (2007 $49,400).

NOTE 6 - CONVERTIBLE DEBENTURE PAYABLE

On March 2, 2007 the Company signed an agreement with Divine Capital Markets LLC to raise convertible debenture financing for the Company. The terms of the debenture were for a maximum of $400,000 to be raised at an interest rate of 6% for three years. The debentures are convertible into common shares of the Company at the greater of 75% of the 20 day lowest closing bid price of the Company stock and $0.05 per share at any time on or after six months from the date of issuance of the debenture. Divine received 250,000 restricted shares of the Company, valued at $0.53 per share (the weighted average of recent share issuance prices) as well as a 13% commission on total proceeds. The gross principal amount raised was $395,000.

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

During the year ended October 31, 2007, the Company issued a note payable for $200,000. The note payable is unsecured, bears interest at 60% per annum, and matured July 25, 2007. As at October 31, 2007, the Company had not made any payments on the principle or interest due, and had received , prior to the end of the quarter, notice from the issuer that the Company was not in fact in default as negotiations to resolve the repayment were in progress..

During the year ended October 31, 2007, the Company issued a note payable for $100,000. The note payable is unsecured, bears interest at 60% per annum, and matured September 17, 2007. During the period ended January 31, 2008 the company settled the note payable through the issuance of common stock.

During the quarter ended April30, 2008 the Company issued a note payable for $50,000. The note payable is unsecured, bears interest at 6% per annum and has no fixed terms of repayment.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 8  - EMPLOYEE STOCK OPTION PLAN

On February 25, 2007 the Company approved the 2007 Stock Incentive and Compensation Plan and set aside 5,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. Pursuant to the plan, 2,950,000 stock options were issued to employees and consultants.

Stock Based Compensation
 The following incentive stock options were outstanding at April 30, 2008:

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

The grant-date fair value of options granted through April 30, 2008 was between $0.05 and $0.04.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
April 30, 2008

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to April 30, 2008:
The company received notice of default on its Bancroft mineral property option agreement. The company negotiated a remedy to the default and maintained its interest in the option agreement.

The Company issued 19,962,500 shares of common stock in settlement of convertible notes payable in the amount of $307,827

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

We are in the development stage and have an accumulated deficit, shareholders’ capital and working capital deficit of $7,414,649, $1,109,911 and $(700,698) respectively, at April 30, 2008 and have a net loss and cash used in operations of 152,272 and $451,585, respectively, for the quarter ended April 30, 2008. Additionally, we had an accumulated deficit and a working capital deficit of $6,429,723, and $854,706, respectively, at April 30, 2007 and have a net loss and cash used by operations of $2,570,621and $516,745, respectively, for the quarter ended April 30, 2007.

While we were attempting to generate revenues, we did not generate revenues through April 30, 2008. During the quarter ended April 30, 2008, the Company sold shares of common stock for net proceeds of $21,030. For the quarter ended April 30, 2007, the Company had no borrowings. Management intends to attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to generate sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

RESULTS OF OPERATIONS

NET REVENUES

For the quarter ended April 30, 2008, CanAm recorded $0 of revenues, compared to $0 of revenues for the quarter ending April 30, 2007.

While we continue our exploration and development efforts, we will need to raise additional working capital to fund and support our exploration and development programs. We cannot assure you that we will ever be able to successfully implement our plan of operations or increase our revenues in future periods.

OPERATING EXPENSES

For the quarter ended April 30, 2008, operating expenses which includes mining exploration costs, consulting fees, professional fees and other selling, general and administrative, were $152,272 compared to $2,570,621 for the quarter ended April 30, 2007, an decrease of $2,418,349 or 94%.

The increase in operating expenses was primarily attributable to the following:

1.
Mining property development decreased from $69,955 in the period ending April 30, 2007, to $5,000 in the period ending April 30, 2008, a decrease of $64,955, or 93%. This was due to the fact that the company significantly decreased its property acquisition and expenditure activity during the quarter.

2.
Professional fees decreased to $44,000 for the quarter ended April 30, 2008 as compared to $123,707 for the quarter ended April 30, 2007, an increase of $79,707 or 64%. This decrease is primarily related to an decrease in accounting fees associated with the audit of our financial statements, and legal expenses associated with other general corporate matters, and the employment of various specialist consultants.

General and administrative expenses increased to $152,272 for the quarter ended April 30, 2008 from $2,570,621 for the quarter ended April 30, 2007, an decrease of $2,418,349 or 94%.

Rent expense did not increase or change.

LOSS FROM OPERATIONS

We reported loss from operations of $152,272 for the quarter ended April 30, 2008 as compared to a loss from operations of $2,570,621 for the quarter ended April 30, 2007, an decrease of $2,418,349 or approximately 94%.

Interest Expense was $0 or for the quarter ended April 30, 2008 as compared to none in the quarter ended April 30, 2007 which reflects an increase in our notes payable to certain security holders.

OVERALL

We reported a net loss for the quarter ended April 30, 2008 of $152,272 compared to a net loss for the quarter ended April 30, 2007 of $2,570,621. This translates to an overall basic and diluted per-share loss available to shareholders of $0.00 for the quarter ended April 30, 2008, compared to basic and diluted per-share loss of $0.03 for the quarter ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At April 30, 2008, we had a cash balance of $3,564 and working capital deficit of $700,698. Our current assets primarily include $224,500 of prepaid expenses. Our current liabilities primarily consist of approximately $928,762 of accounts payable and accrued expenses.

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

PLAN OF OPERATIONS

As of April 30, 2008, we had cash reserves of approximately $3564.

On April 30, 2008, the Company elected to not exercise its option to purchase the Bancroft mining claims expired, without CanAm Uranium purchasing such mining claims. Can Uranium does not believe that the $380,000 purchase price merited payment based on the results of exploration in area covered by the claims and did not have sufficient cash funds to exercise its option. The Bancroft mining claims are the subject of that certain Property Option Agreement dated October 23, 2006, as amended, by and between CanAm Uranium and El Nino Ventures Inc., pursuant to which CanAm acquired an option to purchase the Bancroft mining claims. The Bancroft claims are leases to mine mineralized material, granted by the Province of Ontario, Canada, and provide the holder of the leases the exclusive right to explore for and develop mineralized material under 37 claims, covering approximately 3,952 hectares of real property, located in the southeastern part of the Province of Ontario, Canada.

We have not determined our plan with respect to our Wheeler-Beckett, Don MacCarthy, Reilly and OK Lake Properties for which we currently have options.

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

We have not received revenue from operations during the quarter ended April 30, 2008.  We cannot estimate when we will begin to realize any revenue.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Our plan of operations for the next twelve months is possibly to develop and explore our Wheeler-Beckett prospect in the Saskatchewan Athabasca Basin Canada. Our plans for the next twelve months are very uncertain and dependent on negotiations with Northwind Resources for property payment extensions. There are no work programs planned for the other properties within the next 12 months, unless done so in a Joint Venture.

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

Events Subsequent to the Quarter Ended April 30, 2008

On May 6, 2008, CanAm the Company agreed with 14 holders of convertible debentures of the Company, due 2010, to amend the terms and conditions of the convertible debentures held by such holders. The convertible debentures represent an aggregate principle amount of $445,000 owed by the Company to the debenture holders. Under the terms and conditions of the amendment, each convertible debenture holder has the right to convert all principle and interest due and owing under the debenture into common stock of the Company at a conversion rate of $0.01 per share. On May 5, 2008, the closing price per share of common stock of the Company on the Over-the-Counter Bulletin Board was $0.015.

Prior to the amendment to the convertible debentures, the debenture holders had the right to, generally speaking, at any time or from time to time, on or after the date that is six (6) months from the date of issuance of the debenture, convert the debenture into shares of common stock of the Company, at a conversion price equal to seventy five percent (75%) of the greater of (i) lowest closing bid price per share of common stock of the Company for the twenty (20) trading days immediately preceding the date of conversion and (ii) $0.05 per share.
On May 6, 2008, the Company offered, sold and issued 19,962,500 shares of common stock of the Company to 14 holders of convertible debentures of the Company, due 2010, at a conversion price of $0.01 per share, pursuant to the conversion terms of certain convertible debentures, as amended, and as further described above. The portion of debentures converted represented an aggregate of $199,625 of $445,000 debt owed by the Company to the debentures holders.

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

Canam Uranium Corp. (Name of Registrant)

Date: June 23, 2008	By:	/s/ David Hayes -
David Hayes President and Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1.1	Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.2	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

3.1.3	Certificate of Change (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.4	Certificate of Amendment to Articles of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed on February 13, 2007).

3.1.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2007).

3.1.6	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 19, 2007).

3.2.1	Bylaws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2, filed on December 17, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.