Form 10-Q
period 2008-07-31
CanAm Uranium Corp
filed 2008-09-19
CIK 1310685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 29, 2008 there were 129,782,100 shares of the Registrant’s common stock, $0.001 par value per share, outstanding, and 100,000 shares of the Company’s Series “B” no par value preferred stock outstanding.

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
FOR THE PERIOD ENDED JULY 31, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CANAM URANIUM CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	July 31 2008	October 31 2007
	Unaudited

CURRENT ASSETS
Cash	$35	$100,017
Prepaid Expenses	-	152,443

TOTAL CURRENT ASSETS	35	252,460

FIXED ASSETS (net of depreciation)	360	600
RESOURCE PROPERTY ACQUISITION COSTS	1,686,530	1,610,169

TOTAL ASSETS	$1,686,925	$1,863,229

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$342,323	$443,619
Due to related party (Note 5)	5,720	5,720
Notes payable (Note 7)	160,000	300,000
Convertible debentures and notes payable (Note 6)	161,095	357,827

TOTAL CURRENT LIABILITIES	669,138	1,107,166

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIENCY (Note 4)
Preferred Stock 25,000,000 authorized with no par value
Preferred stock issued and outstanding:
100 preferred shares	100	100
Common stock, 200,000,000 shares authorized with $0.001 par value
Common stock issued and outstanding:
127,992,500 common shares (October 31, 2007 – 83,250,000)	127,993	83,250
Additional paid-in-capital	9,453,062	7,469,436
Share Subscriptions (receivable)	(508,970)	(367,000)
Deficit accumulated during exploration stage	(8,054,398)	(6,429,723)

	1,017,787	756,063

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,686,925	$1,863,229

___________________________ Director

___________________________ Director

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For the three month period ended July 31 2008	For the three month period ended July 31 2007	For the nine month period ended July 31 2008	For the nine month period ended July 31 2007	June 7, 2004 (inception) to July 31 2008
	$	$	$	$	$
GENERAL AND ADMINISTRATIVE EXPENSES
Debenture financing fees	-	-	-	54,025	54,025
Debenture option	-	-	-	302,673	302,673
Stock option benefit	-	-	-	1,711,333	2,234,665
Mining property exploration	55,000	352,248	115,597	474,698	1,300,783
Consulting	169,500	-	169,500	-	169,500
Office and general	34,228	28,257	41,582	92,772	215,426
Professional and consulting fees	348,000	568,060	830,548	760,361	1,977,833
Interest expense	33,273	10,000	131,587	40,000	268,565
Financing fees and investor relations	7,189	104,240	259,309	297,730	924,882
Regulatory and filing fees	100	2,730	2,222	7,796	20,836
Travel and entertainment	-	-	16,196	-	72,371
Rent	43,500	-	53,675	-	100,577
Director's fees	25,320	-	80,820	49,400	488,623

	716,110	1,066,535	1,701,036	3,790,788	8,130,759
NET LOSS before:	(716,110)	(1,066,535)	(1,701,036)	(3,790,788)	(8,130,759)
Recovery on disposal of 2 mineral claims	165,560	-	165,560	-	165,560
Write off of abandoned property costs	(89,199)	-	(89,199)	-	(89,199)

NET LOSS FOR THE PERIOD	(639,749)	(1,066,535)	(1,624,675)	(3,790,788)	(8,054,398)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	113,743,614	87,820,000	97,670,008	87,660,000

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JULY 31, 2008
(unaudited)

	Common Stock		Additional	Accumulated	Share Subscriptions
	Number of shares	Par Value	Paid in Capital	Earnings (Deficit)	Received in Advance	Subscription Receivable	Stockholders’ Equity
		$	$	$	$		$
Balance at Inception June 7, 2004	-	-	-	-	-	-	-
Capital issued for Cash	72,320,000	72,320	(50,020)				22,300
Net loss for the period from inception to October 31, 2004	-	-	-	(6,194)	-		(6,194)
Balance October 31, 2004	72,320,000	72,320	(50,020)	(6,194)	-		16,106
Net loss for the year ended October 31, 2005	-	-	-	(17,020)	-		(17,020)
Balance October 31, 2005	72,320,000	72,320	(50,020)	(23,214)	-	-	(914)
Capital issued for Cash, net of stock issuance costs	7,110,000	7,110	264,890				272,000
Capital issued for services	1,560,000	1,560	189,540				191,100
Subscriptions received in advance					152,347		152,347
Net loss for the year ended October 31, 2006				(334,678)			(334,678)
Balance October 31, 2006	80,990,000	80,990	404,410	(357,892)	152,347	-	279,855

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JULY 31, 2008 (continued)

	Common Stock		Additional	Accumulated	Share Subscriptions
	Number of shares	Par Value	Paid in Capital	Earnings (Deficit)	Received in Advance	Subscription Receivable	Stockholders’ Equity
Balance October 31, 2006	80,990,000	$80,990	$404,410	$(357,892)	$152,347	$-	$279,855
Capital issued for cash	4,905,000	4,905	553,345		(152,347)	(102,000)	303,903
Capital issued for financing	1,600,000	1,600	1,247,900				1,249,500
Capital issued for services	1,860,000	1,860	967,140				969,000
Capital issued for Mineral Properties	3,295,000	3,295	1,315,805				1,319,100
Capital issued for stock options	400,000	400	289,600			(290,000)	-
Capital issued on settlement of notes payable	200,000	200	49,800				50,000
Capital returned to Company and Cancelled	(10,000,000)	(10,000)					(10,000)
Preferred shares B issued			9,900				10,000
Stock based compensation			2,234,665				2,234,665
Debenture option			396,871				396,871
Subscriptions received in advance					25,000		25,000
Net loss for the year ended October 31, 2007				(6,071,831)			(6,071,831)
Balance October 31, 2007	83,250,000	83,250	7,469,436	(6,429,723)	25,000	(392,000)	756,063

CANAM URANIUM CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 7, 2004 (INCEPTION) TO JULY 31, 2008 (continued)

	Common Stock		Additional	Accumulated	Share Subscriptions
	Number of shares	Par Value	Paid in Capital	Earnings (Deficit)	Received in Advance	Subscription Receivable	Stockholders’ Equity
Balance October 31, 2007	83,250,000	$83,250	$7,469,436	$(6,429,723)	$25,000	$(392,000)	$756,063
Subscription received						102,000	102,000
Capital issued for Mineral Properties	1,000,000	1,000	199,000				200,000
Capital issued for services	1,680,000	1,680	275,320				277,000
Capital issued for cash	1,300,000	1,300	128,700			(130,000)
Capital issued on settlement of notes payable	2,200,000	2,200	267,800			(100,000)	170,000
Capital issued for prepaid consulting	3,000,000	3,000	227,000				230,000
Vested portion of option benefit			185,318				185,318
January 2008 option benefit			8,426				8,426
Capital issued for promissory note	2,000,000	2,000	138,000			(118,970)	21,030
Capital issued for services	2,000,000	2,000	38,000				40,000
Offset					(25,000)	130,000	105,000
Capital issued on conversion of debentures	19,962,500	19,963	179,662				199,625
Capital issued for services	11,600,000	11,600	336,400				348,000
Net loss for the period ended July 31, 2008				(1,624,675)			(1,624,675)
Balance July 31, 2008	127,992,500	$127,993	$9,453,062	$(8,054,398)	$-	$(508,970)	$1,017,787

CANAM URANIUM CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine month period ended July 31, 2008	For the nine month period ended July 31, 2007	June 7, 2004 (inception) to July 31, 2008
	$	$	$
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	(1,624,675)	(3,790,788)	(8,054,398)
Adjustment to reconcile net loss to net cash from operating activities:
Non cash expenses:
- loss on derivative	-	2,000	-
- derivative financing fees and accretion	-	9,488	-
- stock option benefit	193,744	1,711,333	2,428,409
- debenture option	-	302,673	302,673
- depreciation	240	405	945
- accrued interest	110,000	(2,001)	110,000
- stock issued for services	895,000	795,800	2,711,520
- write off of disposed property or abandoned property costs	89,199	-	89,199
- recovery on disposal of mineral claims (note 7)	(165,560)	-	(165,560)
- debenture conversion benefits	68,923	-	68,923
Accounts payable and accrued liabilities	(101,296)	152,858	342,323
Prepaid expenses	152,443	(573,935)	-

NET CASH USED IN OPERATING ACTIVITIES 326	(381,982)	(1,392,167)	(2,165,966)

CASH FLOWS USED IN INVESTING ACTIVITY
Acquisition of fixed assets	-	(4,471)	(1,200)
Acquisition of resource properties	-	(328,926)	(291,069)

NET CASH FLOWS USED IN INVESTING ACTIVITY	-	(333,397)	(292,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	232,000	759,859	1,007,550
Proceeds on exercise of stock option	-	-	600,000
Increase in notes payable	50,000	300,000	400,000
Repayment of notes payable	-	-	-
Notes payable and convertible notes payable	-	670,000	445,000
Related party advances	-	-	5,720

NET CASH PROVIDED BY FINANCING ACTIVITIES	282,000	1,429,859	2,458,270

INCREASE (DECREASE) IN CASH	(99,982)	(295,705)	35
CASH, BEGINNING OF PERIOD	100,017	306,921	-

CASH, END OF PERIOD	35	11,216	35

SUPPLEMENTAL CASH FLOW INFORMATION:	$	$	$
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these Interim financial statements.

CANAM URANIUM CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
July 31, 2008

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

	July 31, 2008	October 31, 2007
Deficit accumulated during the exploration stage	$8,054,398	$6,429,723
Working capital (deficiency)	$(669,103)	$(854,706)

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Form 10KSB filed with the Securities and Exchange Commission. These interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on June 7, 2004 in the State of Nevada and has set a fiscal year end of October 31.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Reclamation costs
The Company's policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management's estimation of reclamation costs to be incurred. The accrued liability for reclamation expenditures is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time. As at July 31, 2008 the Company has determined that it has no significant asset retirement or reclamation obligations.

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
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “ Disclosures about Fair Value of Financial Instruments” . The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair market value of the Company’s financial instruments comprising cash, accounts payable and accrued liabilities, and notes payable were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2008 the Company had net operating loss carry-forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry-forwards.

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

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2008 the Company had no items of other comprehensive income.

NOTE 3 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT

The Company has capitalized acquisition costs on these mineral properties as follows:

	July 31, 2008	October 31, 2007
Wheeler Beckett	$154,982	$189,422
OK Lake	82,843	82,843
Reilly Uranium	38,705	38,705
Don McCarthy	1,410,000	1,210,000
Bancroft	-	89,199
	$1,686,530	$1,610,169

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

At October 31, 2007 the Company had not met the requirement to pay CDN $500,000 in exploration costs during the first year of the agreement and pay CDN $20,000 on the first anniversary of the agreement. Subsequent to the year end, the company amended the terms of the option agreement with El Nino such that a payment of CDN $25,000 is required on or before December 21, 2007, and CDN $165,000 on or before January 31, 2008. Subsequent to the year end the company paid CDN $25,000 pursuant to the amended option agreement, but had not paid CDN $165,000 by January 31, 2008. The company could not re-negotiate the terms of the amended option agreement with El Nino and abandoned the claims.

NOTE 3 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION DEVELOPMENT - continued

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

WHEELER-BECKETT claims
On November 29, 2006, the Company entered into an Agreement with Northwind Resources Ltd. to acquire a 100% interest in 11 mineral property titles, collectively known as the Wheeler-Beckett Claims in the Athabasca basin region of the Province of Saskatchewan, Canada, totaling 51,100 hectares in size. In order to earn its 100% interest, the Company is required to make cash payments of CDN$150,000 on Agreement execution date and CDN$100,000 on the anniversary of the Agreement execution date. In addition, the Company is required to issue 500,000 of its common shares (restricted) on execution date, and an additional 500,000 restricted shares on the anniversary date of the Agreement's execution. The property is subject to a 2.5 % NSR of which 2.0% may be purchased by the Company for CDN$1,000,000. The Company disposed of two of the claims for the settlement of a $200,000 note payable.

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

REILLY URANIUM claims
On June 1, 2007, the Company completed an agreement to acquire a 100% interest in the Reilly Uranium Property in the Sault St. Marie district of Ontario, Canada from Rubicon Minerals Corp. The terms of the transaction include the option to purchase 100% of the property by the staged issuance of 80,000 CanAm common shares and $110,000 in cash payments in Canadian Dollars. The underlying vendor retains a 2% NSR royalty of which 1% can be bought back by the Company for $1 million and the first right of refusal for the remaining 1%. The payment schedule is as follows: an ``Initial Payment'' of $30,000 on signing of this Option Agreement, an additional $10,000 on the first anniversary date of the Option Agreement, an additional $15,000 on the second anniversary date of the Option Agreement; an additional $20,000 on the third anniversary date of the Option Agreement; and, a final payment of an additional $35,000 on the fourth anniversary date of the Option Agreement. Issue to the Owners a total of 80,000 common 144 shares in the capital stock of CanAm for the grant of the Mineral Claims according to the following schedule, 20,000 common shares to the Owner within 10 days of the approval of the terms of this Option Agreement.

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

NOTE 4 – STOCKHOLDERS’ EQUITY - continued

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

In February, 2008 the Company issued 2,000,000 shares for services valued at $40,000 and issued 2,000,000 shares for a promissory note in the amount of $118,970 after the receipt of $21,030 cash

On May 7, 2008 the Company issued 19,962,500 shares of common stock for the settlement of convertible debentures in the net amount of $199,625.

On June 16, 2008 the Company issued 11,600,000 shares of common stock for services valued at $348,000.

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

As of September 1, 2006, the Company has been subletting premises from a company controlled by its Director and Chairman. Total payments for the nine months ended July 31, 2008 were $10,175 (2007 $nil) and $54,825 has been accrued as payable.

During the nine months ended July 31, 2008 Directors of the Company were paid $55,500 (2007 $49,400).

NOTE 6 – CONVERTIBLE DEBENTURE PAYABLE

On March 2, 2007 the Company signed an agreement with Divine Capital Markets LLC to raise convertible debenture financing for the Company. The terms of the debenture were for a maximum of $400,000 to be raised at an interest rate of 6% for three years. The debentures are convertible into common shares of the Company at the greater of 75% of the 20 day lowest closing bid price of the Company stock and $0.05 per share at any time on or after six months from the date of issuance of the debenture. Divine received 250,000 restricted shares of the Company, valued at $0.53 per share (the weighted average of recent share issuance prices) as well as a 13% commission on total proceeds. The gross principal amount raised was $445,000 of which $50,000 was converted to common shares in November, 2007. During the quarter ended July 31, 2008 the Company converted $199,625 of the remaining principal into 19,962,500 common shares issued to the debenture holders. The Company has discounted the debentures for their conversion feature by $34,280 at July 31, 2008.

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

During the year ended October 31, 2007, the Company issued a note payable for $200,000. The note payable is unsecured, bears interest at 60% per annum, and matured July 25, 2007. As at October 31, 2007, the Company had not made any payments on the principle or interest due, and had received, prior to the end of the quarter, notice from the issuer that the Company was not in fact in default as negotiations to resolve the repayment were in progress. During the quarter ended July 31, 2008 the Company transferred two of the wheeler Beckett mineral claims to the note holder in full settlement of the note payable
During the year ended October 31, 2007, the Company issued a note payable for $100,000. The note payable is unsecured, bears interest at 60% per annum, and matured September 17, 2007. During the period ended January 31, 2008 the company settled the note payable through the issuance of common stock.

During the quarter ended April 30, 2008 the Company issued a note payable for $50,000. The note payable is unsecured, bears interest at 6% per annum and has no fixed terms of repayment.

During the quarter ended July 31, 2008 the Company issued a note payable for $110,000. The note payable is unsecured, bears interest at 8% per annum with no fixed terms of repayment, due September 1, 2008.

NOTE 8  – EMPLOYEE STOCK OPTION PLAN

On February 25, 2007 the Company approved the 2007 Stock Incentive and Compensation Plan and set aside 5,000,000 shares of common stock for that purpose. The plan has been filed under regulation S-8 of the Securities and Exchange Commission Act. Pursuant to the plan, 2,950,000 stock options were issued to employees and consultants.

Stock Based Compensation
The following incentive stock options were outstanding at July 31, 2008:

Exercise price	Number of options	Remaining contractual life (years)
0.07	3,000,000	9.72
0.09	1,000,000	9.70
1.19	2,500,000	8.83
0.60	100,000	9.16
0.26	200,000	9.41

	6,800,000

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

The grant-date fair value of options granted through July 31, 2008 was between $0.04 and $0.01.

NOTE 9 – SUBSEQUENT EVENTS

No material transactions or transactions outside of the Company’s normal operations.

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

OVERVIEW

CanAm Uranium Corp., a development stage, mineral exploration company, was incorporated in the State of Nevada on June 7, 2004 under the name “Boulder Creek Exploration, Inc.” On November 23, 2007 the Company changed its name to “CanAm Uranium Corp”. The name change was recommended by the board of directors, and approved by the shareholders, because management felt that “CanAm Uranium” would more accurately reflect the primary business of the company: Uranium exploration, development and anticipated production. The focus of the business and management remained the same after the name change.

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

We are in the development stage and have an accumulated deficit of $8,054,398; shareholders’ equity of $1,017,787; and a working capital deficit of $669,103 at July 31, 2008 and have a net loss of $1,624,675 and cash used in operations of $276,982 for the nine months ended July 31, 2008. By way of comparison for the same period last year, we had an accumulated deficit of $4,129,045 and working capital of $19,673 at July 31, 2007 and had a net loss of $3,790,788 and cash used by operations of $234,667 for the nine months ended July 31, 2007.

While we were attempting to generate revenues, we did not generate revenues through July 31, 2008. During the quarter ended July 31, 2008, the Company sold shares of common stock for net proceeds of $102,000 and received a $130,000 subscription receivable. Management intends to attempt to raise additional funds by way of a public or private offering. While we believe in the viability of our strategy to generate sales volume and in our ability to raise additional funds, there can be no assurances to that effect. Our financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our annual financial statements at October 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us and have a material impact on our financial condition and results. Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements. Our critical accounting policies include revenue recognition, accounting for stock based compensation and the evaluation of the recoverability of long-lived and intangible assets. We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

RESULTS OF OPERATIONS

NET REVENUES

For the quarter ended July 31, 2008 CanAm recorded $nil revenues, compared to $nil revenues for the quarter ending July 31, 2007.

While we continue our exploration and development efforts, we will need to raise additional working capital to fund and support our exploration and development programs. We cannot assure you that we will ever be able to successfully implement our plan of operations or increase our revenues in future periods.

OPERATING EXPENSES

For the quarter ended July 31, 2008, operating expenses which includes mining exploration costs, consulting fees, professional fees and other general and administrative costs, were $716,110 compared to $1,066,535 for the quarter ended July 31, 2007, a decrease of $350,425 or 33%.

The decrease in operating expenses was primarily attributable to the following:

- property development decreased from $352,248 in the period ending July 31, 2007, to $55,000 in the period ending July 31, 2008. This was due to the fact that the Company significantly decreased its property acquisition and expenditure activity during the quarter.

- Professional and consulting fees decreased to $517,500 for the quarter ended July 31, 2008 as compared to $568,060 for the quarter ended July 31, 2007, a decrease of $50,560 or 9%. This decrease is primarily related to a decrease in accounting fees associated with the audit of our financial statements, a decrease in legal expenses associated with other general corporate matters and a decrease in the employment of various specialist consultants.

- Financing fees and investor relations expenses decreased to $7,189 for the quarter ended July 31, 2008 from $104,240 for the quarter ended July 31, 2007, a decrease of $97,051 or 93%.

LOSS FROM OPERATIONS

We reported a loss from operations of $639,749 for the quarter ended July 31, 2008 as compared to a loss from operations of $1,066,535 for the quarter ended July 31, 2007, a decrease of $426,786 or approximately 40%.

Interest expense was $33,273 for the quarter ended July 31, 2008 as compared to an expense of $10,000 for the quarter ended July 31, 2007. The increase is from the write off of deferred debenture conversion benefits.

OVERALL

We reported a net loss for the nine months ended July 31, 2008 of $1,624,675 compared to a net loss for the quarter ended July 31, 2007 of $3,790,788. This translates to an overall basic and diluted per-share loss available to shareholders of $0.02 for the quarter ended July 31, 2008 compared to basic and diluted per-share loss of $0.04 for the quarter ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At July 31, 2008, we had a cash balance of $35 and a working capital deficit of $669,103. Our current assets are $35 cash. Our current liabilities primarily consist of $669,138 in accounts payable and accrued expenses.

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

PLAN OF OPERATIONS

As of July 31, 2008, we had cash reserves of $35.

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
- $15,000 News Wire Services

We currently do not have sufficient funds to pay our operating expenses for the next twelve months and we intend to try to raise funds but there is no assurance that we will be able to raise adequate capital.

The suggested plan to explore Wheeler-Beckett has been budgeted at $500,000, to include ground work and further development of the property, if we come to a plan to explore the Wheeler-Beckett we will not have sufficient cash reserves to satisfy our cash requirements in order to continue as a going concern for the next 12 months following the date of this Annual Report. We will require further funding to continue. In addition, the plan may consist of optioning and or selling portions of the property to resolve the $50,000 outstanding fee and further exploration on a smaller more targeted portion of the relatively large land package that Wheeler-Beckett consists of.

If we come up with a plan to explore our Don MacCarthy and Reilly Uranium Property Claims, we will not have sufficient cash reserves to satisfy our cash requirements in order to continue as a going concern for the next twelve months following the date of this Annual Report.  We will require further funding in order continue. The OK Lake Claims may lapse, and therefore, not be renewed with the BC Government, as a moratorium has been placed on Uranium exploration in BC. If there were an expense on the OK Lake property, it will be for the maintenance of the property.
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

We have not received revenue from operations during the quarter ended July 31, 2008.  We cannot estimate when we will begin to realize any revenue.

OUR PLAN OF OPERATIONS FOR NEXT 12 MONTHS

We are an exploration stage company and we do not have any proven or probable reserves on any of our properties.

Our plan of operations for the next twelve months is possibly to develop and explore our Wheeler-Beckett prospect in the Saskatchewan Athabasca Basin Canada, and look for various other energy based, resource, and otherwise projects that can be acquired and or joint ventured upon with CanAm to assist in facilitating the raise of capital and potential increase in shareholder value. The company has commenced discussions with several coal, oil, uranium, gold, diamond, and technology based firms to discuss working together on new projects and developments brought to CanAm Uranium Corp by consultants. Acquiring or optioning the properties or businesses will require raising additional funds and the issuance of common stock. Restructuring of the Company’s common stock may be required to achieve the goals of the Company in addition to raising required funds. If funds are not raised or the company is unable to restructure debts and share structure, the company may not be able to complete the transactions. Our plans for the next twelve months are very uncertain and dependent on negotiations with Northwind Resources for property payment extensions, and negotiations with opportunities developed and nurtured by third party consultants hired to assist the company, and dependent upon the ability to restructure and finance the projects adequately to suit the joint venture partner needs. There are no work programs planned for the other properties within the next 12 months, unless done so in a Joint Venture.

Wheeler-Beckett Properties

The suggested plan to explore Wheeler-Beckett has been budgeted at $500,000, to include ground work and further development of the property. The plan may include but not be limited to seismic work, radiometric, drill, and various other surveys to test for economic uranium mineralization.

We are required to make a $50,000 payment to remain current for the 100% interest in the Wheeler-Beckett property within the next 12 month period. We may sell portions of the Wheeler-Beckett property or joint venture the property to cover the $50,000 payment if funds cannot be raised. In the event this occurs, the company will focus on a smaller more targeted portion of the Wheeler-Beckett for development.

Other Claims

There are no suggested plans to explore the Don MacCarthy, Reilly, or OK Lake Properties. In order to keep in good standing in the next 12 months, it is required we pay to third party vendors:

Don MacCarthy: $150,000 and 500,000 shares
Reilly Uranium Property: $10,000

We have not initiated any exploration activities on these properties as of the date of this Quarterly Report. We have no operator in place to assist us in the exploration and development of our claims and we have not decided whether we will utilize any additional funds to explore or develop our properties in the next twelve months.

Events Subsequent to the Quarter Ended July 31, 2008

The Company accepted the resignation of David Hayes from the board of directors and as an officer of the Company on September 12, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation SK, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who also acts as our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our Chief Financial Officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Canam Uranium Corp.
(Name of Registrant)

Date: September 19, 2008	By:	/s/ Ryan Gibson
Ryan Gibson
Director

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